Form 10-Q
period 2014-06-30
ALDER BIOPHARMACEUTICALS INC
filed 2014-08-05
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 29, 2014, the registrant had 30,803,668 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2014

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

.

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$70,257	$23,227
Short-term investments	7,329	—
Accounts receivable	57	316
Prepaid expenses and other assets	4,137	1,982
Total current assets	81,780	25,525
Long-term investments	2,686	—
Property and equipment, net	1,171	1,214
Total assets	$85,637	$26,739
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,831	$2,223
Accrued liabilities	1,669	2,128
Deferred revenue	18,591	18,717
Deferred rent	75	—
Total current liabilities	23,166	23,068
Deferred revenue	26,435	35,607
Deferred rent	156	52
Total liabilities	49,757	58,727
Commitments and contingencies
Convertible preferred stock; $0.0001 par value; no shares and 116,020,270 shares authorized, respectively; no shares and 20,914,137 shares issued and outstanding, respectively	—	111,374
Stockholders’ equity (deficit)
Common stock; $0.0001 par value; 200,000,000 and 140,000,000 shares authorized, respectively; 30,803,668 and 988,685 shares issued and outstanding, respectively	3	—
Additional paid-in capital	194,497	2,443
Accumulated deficit	(158,610)	(145,814)
Accumulated other comprehensive income (loss)	(10)	9
Total stockholders’ equity (deficit)	35,880	(143,362)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$85,637	$26,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$4,703	$4,663	$9,485	$9,262
Operating expenses
Research and development	9,377	8,145	16,397	16,627
General and administrative	2,736	1,641	5,896	3,462
Total operating expenses	12,113	9,786	22,293	20,089
Loss from operations	(7,410)	(5,123)	(12,808)	(10,827)
Other income (expense)
Interest income	9	16	12	38
Other expense	—	(40)	—	(40)
Total other income (expense)	9	(24)	12	(2)
Net loss	$(7,401)	$(5,147)	$(12,796)	$(10,829)
Net loss per share - basic and diluted	$(0.40)	$(5.27)	$(1.30)	$(11.16)
Weighted average number of common shares used in net loss per share - basic and diluted	18,556,561	976,584	9,827,883	970,611

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Net loss	$(7,401)	$(5,147)	$(12,796)	$(10,829)
Other comprehensive income (loss):
Unrealized loss on securities available-for-sale, net of tax	(30)	—	(30)	—
Foreign currency translation income (loss), net of tax	4	(4)	11	(7)
Total other comprehensive loss	(26)	(4)	(19)	(7)
Comprehensive loss	$(7,427)	$(5,151)	$(12,815)	$(10,836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)
Operating activities
Net loss	$(12,796)	$(10,829)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	355	473
Loss on retirement of property and equipment	—	40
Stock-based compensation	388	293
Changes in operating assets and liabilities
Accounts receivable	259	(5)
Prepaid expenses and other assets	(2,155)	(380)
Accounts payable	448	(1,278)
Accrued liabilities	(551)	364
Deferred rent	179	(83)
Deferred revenue	(9,298)	(9,114)
Net cash used in operating activities	(23,171)	(20,519)
Investing activities
Purchases of investments	(10,045)	—
Proceeds from maturities of investments	—	3,430
Purchases of property and equipment	(312)	(92)
Net cash provided by (used in) investing activities	(10,357)	3,338
Financing activities
Proceeds from issuance of common stock, net of offering costs	80,511	—
Proceeds from exercise of stock options	36	16
Net cash provided by financing activities	80,547	16
Effect of exchange rate changes on cash	11	(7)
Net increase (decrease) in cash and cash equivalents	47,030	(17,172)
Cash and cash equivalents
Beginning of period	23,227	53,753
End of period	$70,257	$36,581

Supplemental disclosures:
Offering costs included in accounts payable and accrued liabilities	$252	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Initial Public Offering

In May 2014, the Company completed an initial public offering (“IPO”) of its common stock. In connection with its IPO, the Company issued and sold 8,875,396 shares of its common stock, which included 875,396 shares the Company issued pursuant to the underwriters’ partial exercise of their over-allotment option, at a price to the public of $10.00 per share. The Company’s shares of common stock began trading on the NASDAQ Global Market on May 8, 2014. As a result of the IPO, the Company received approximately $80.3 million in net proceeds, after deducting underwriting discounts and commissions of $6.2 million and offering expenses of $2.2 million. The offering expenses of $2.2 million represent legal, accounting and other direct costs related to the Company's efforts to raise capital through an IPO. These costs were previously deferred through the completion of the IPO and have been reclassified to additional paid-in capital as a reduction of the proceeds. At the closing of the IPO, 20,914,137 shares of outstanding convertible preferred stock were automatically converted into 20,914,137 shares of common stock. Following the IPO, there were no shares of preferred stock outstanding. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk and Major Collaborators

The Company is exposed to credit risk from its deposits of cash and cash equivalents and investments in excess of amounts insured by the Federal Deposit Insurance Corporation.

One of the Company’s collaborators accounted for nearly 100% of total revenues for the three and six months ended June 30, 2014 and 2013. This collaborator accounted for nearly 100% of total accounts receivable as of June 30, 2014 and December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted, and retrospective application is required. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss (in thousands)	$(7,401)	$(5,147)	$(12,796)	$(10,829)
Weighted-average common shares outstanding -basic and diluted	18,556,561	976,584	9,827,883	970,611
Net loss per share-basic and diluted	$(0.40)	$(5.27)	$(1.30)	$(11.16)

Basic and diluted net loss per share were the same for all periods presented. The following weighted average number of outstanding stock options were excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Stock options	2,294,397	2,185,601	2,232,866	2,195,418

In addition, 20,914,137 shares of convertible preferred stock which were outstanding until our IPO were also excluded from the calculation of diluted net loss per share because including them would have had an anti-dilutive effect.

4.Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	Cost	gains	losses	Value
	(in thousands)
Type of security as of June 30, 2014
Negotiable certificates of deposit maturing in one year or less	$7,350	$—	$21	$7,329
Negotiable certificates of deposit maturing after one year through two years	2,695	—	9	2,686
Total available-for-sale securities	$10,045	$—	$30	$10,015

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for sale securities in the three or six months ended June 30, 2013 and 2014.

5.	Fair Value Disclosures

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2013
Cash equivalents
Money market funds	$22,238	$—	$—	$22,238

As of June 30, 2014
Cash equivalents
Money market funds	$68,507	—	—	$68,507
Negotiable certificates of deposit	490	—	—	490
Short term investments
Negotiable certificates of deposit	7,329	—	—	7,329
Long term investments
Negotiable certificates of deposit	2,686	—	—	2,686
	$79,012	$—	$—	$79,012

Accounts receivable, accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.

6.	Equity Compensation Plans

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

In April 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”) which became effective in May 2014. Under the ESPP, eligible employees can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for offering periods of up to 27 months in duration.  Each offering period is comprised of four consecutive purchase periods. The first offering period commenced on May 7, 2014 with four purchase periods ending on the last trading days of November and May through May 2016. Subsequent offering periods and purchase periods will begin on December 1 and June 1 of each year.  Participants enrolled in an offering period will continue in that offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in an offering period will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first day of the offering period or (ii) the end of each purchase period within the offering period.  A maximum of two thousand shares of common stock may be purchased by each participant at each of four purchase dates during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized on a straight-line basis. The initial number of shares of common stock that may be issued under the ESPP is 274,000 shares and the number of shares reserved for the ESPP will increase automatically each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (2) 750,000 shares of common stock; or (3) such lesser number as determined by the Company’s board of directors.

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments..

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

ALD403 is our wholly-owned novel monoclonal antibody targeted to calcitonin gene-related peptide, or CGRP, for migraine prevention. We recently completed a three month randomized, placebo-controlled proof-of-concept trial of ALD403 in 163 patients suffering from five to 14 migraine days per month, or high frequency migraine. In July 2014, we initiated a multiple dose, placebo-controlled trial of ALD403 to assess safety, pharmacodynamics and pharmacokinetics of a subcutaneous formulation of ALD403.  We plan to initiate Phase 2b dose-ranging trials for the treatment of chronic migraines with an intravenous formulation and frequent episodic migraines with a subcutaneous formulation in the second half of 2014 and first half of 2015, respectively, with the goal of initiating pivotal Phase 3 trials in 2016.

Clazakizumab is a novel monoclonal antibody that inhibits the pro-inflammatory cytokine interleukin-6, or IL-6, and is being developed for both rheumatoid arthritis, or RA, and psoriatic arthritis, or PsA. In November 2009, we entered into a license and collaboration agreement with Bristol-Myers Squibb, or BMS, for the development and commercialization of Clazakizumab and received an $85 million upfront payment. BMS is responsible for paying 100% of worldwide development costs for all indications, except cancer, and reimbursing us for certain clinical supply and development costs, subject to us being responsible for approximately 50% of costs incurred by us for development of manufacturing process improvements up to certain caps with respect to such costs. To date, in addition to the upfront payment, we have received two milestone payments totaling $18.5 million in the aggregate and reimbursed clinical supply and development costs of $26.8 million. We may also receive additional development-based and regulatory-based milestone payments of up to $394.0 million in RA. In addition, if Clazakizumab is commercialized for RA, we may receive sales-based milestones up to $500.0 million and tiered royalties starting in the mid-teens up to 20% on net sales of Clazakizumab. Under the collaboration agreement, we are entitled to additional milestone payments and royalties for additional indications, subject to certain reductions.

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

As of June 30, 2014, we had an accumulated deficit of $158.6 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Recent Developments

In May 2014, we completed our initial public offering, or IPO of 8,875,396 shares of common stock, which included 875,396 shares of common stock we issued pursuant to the underwriters’ partial exercise of their over-allotment option, at an initial public offering price of $10.00 per share. The proceeds from the IPO were $80.3 million net of underwriting discounts and commissions and offering expenses.

Financial Operations Overview

Revenues

Substantially all of our revenues for the three and six months ended June 30, 2014 and 2013 were derived from our collaboration with BMS. Upfront fees, milestone payments and reimbursed clinical supply and development costs received under our collaboration agreements are deferred and are recognized as revenues over the development period using a time-based approach.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, business development, intellectual property, finance, human resources and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property related legal services. We have incurred and expect to incur additional expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the NASDAQ Stock Market LLC, or NASDAQ, additional insurance expenses, investor relations activities and other administrative and professional services.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Revenues

Revenues recognized and cash payments received under our collaboration agreements were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues recognized:
Bristol-Myers Squibb:
Amortization of deferred revenue from upfront payments	$3,025	$3,025	$6,017	$6,017
Recognition of milestone payments	659	659	1,310	1,310
Recognition of reimbursed clinical supply and development costs	1,004	979	1,993	1,935
Bristol-Myers Squibb total	4,688	4,663	9,320	9,262
Other collaborations	15	—	165	—
Total revenues recognized	$4,703	$4,663	$9,485	$9,262
Cash payments received:
Bristol-Myers Squibb:
Reimbursed clinical supply and development costs	$120	$105	$182	$143
Bristol-Myers Squibb total	120	105	182	143
Other collaborations	—	—	250	—
Total cash payments received	$120	$105	$432	$143

Revenues for the three and six months ended June 30, 2014 and 2013 were derived primarily from our collaboration agreement with BMS. For the three and six months ended June 30, 2014, revenues increased by 1% and 2%, respectively, compared to the same periods of 2013, due primarily to revenue recognized from other collaborations.

Research and Development Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2014	2013	Dollar change	% change	2014	2013	Dollar change	% change
	(dollars in thousands)				(dollars in thousands)
External costs:
ALD403	$4,291	$2,720	$1,571	58%	$6,399	$5,084	$1,315	26%
Clazakizumab	528	619	(91)	(15%)	995	1,769	(774)	(44%)
Unallocated internal costs:
Preclinical discovery and development	2,906	2,861	45	2%	5,793	5,936	(143)	(2%)
Pharmaceutical operations	1,280	1,203	77	6%	2,464	2,496	(32)	(1%)
Clinical development	372	742	(370)	(50%)	746	1,342	(596)	(44%)
Total research and development expenses	$9,377	$8,145	$1,232	15%	$16,397	$16,627	$(230)	(1%)

Research and development expenses increased by $1.2 million, or 15%, for the three months ended June 30, 2014 compared to the same period of 2013. During such period, external costs for ALD403 increased $1.6 million due to manufacturing costs incurred to advance our Phase 2 program for migraine.  Unallocated internal costs also decreased by $0.2 million due primarily to a decrease in personnel-related costs.

Research and development expenses decreased $0.2 million, or 1%, for the six months ended June 30, 2014 compared to the same period of 2013. During such period, external costs for ALD403 increased $1.3 million due to manufacturing costs incurred to advance our Phase 2 program for migraine.  This increase was partially offset by a decrease of $0.8 million in external costs for our clinical trial in cancer for Clazakizumab, which, in 2013, we decided to discontinue. We anticipate incurring $1.2 million in expenses during 2014 as our clinical trial of Clazakizumab in cancer concludes. Unallocated internal costs also decreased $0.8 million due to decreased activities related to our preclinical programs, and decreases in personnel-related and other operating costs.

General and Administrative Expenses

General and administrative expenses increased by $1.1 million, or 67%, for the three months ended June 30, 2014 compared to the same period of 2013.  The increase was primarily due to increases in legal and other fees related to our patent filings of $0.5 million and higher consulting and professional fees to operate as a public company, personnel-related costs, business insurance and other administrative costs of $0.6 million.

General and administrative expenses increased by $2.4 million, or 70%, for the six months ended June 30, 2014 compared to the same period of 2013.  The increase was primarily due to increases in legal and other fees related to our patent filings of $1.3 million, increases in other consulting and professional fees to operate as a public company of $0.7 million and other increases in personnel related costs, business insurance and other administrative costs of $0.4 million.

Interest Income

The decrease of $7,000 in interest income for the three months ended June 30, 2014 compared to the same period of 2013 was due to a decrease in the average interest rate earned on our cash, cash equivalents and investments.  The decrease of $26,000 in interest income for the six months ended June 30, 2014 compared to the same period of 2013 was due primarily to a decrease in the average balances of cash, cash equivalents and investments in addition to a decrease in the average interest rate earned.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses since our inception. We have funded our operations primarily through sales of our convertible preferred stock, payments from our collaboration partners and proceeds from our IPO. As of June 30, 2014, we had available cash, cash equivalents and investments of $80.3 million, which consisted of cash, money market funds and negotiable certificates of deposit.

We believe that our available cash, cash equivalents and investments will be sufficient to meet our projected operating requirements through at least 2015. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital other than potential milestones receivable under our collaboration agreement with BMS. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

•	incur additional costs associated with being a public company.

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2014	2013
Net cash used in operating activities	$(23,171)	$(20,519)
Net cash provided by (used in) investing activities	(10,357)	3,338
Net cash provided by financing activities	80,547	16

Cash Used in Operating Activities

Net cash used in operating activities in both periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $23.2 million during the six months ended June 30, 2014 compared to $20.5 million during the same period of 2013. The increase in cash used in operating activities in the six months ended June 30, 2014 compared to the same period of 2013 was driven primarily by an increase in net loss of $2.0 million, changes in prepaid expenses and other assets and offset by changes in accounts payable.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $10.4 million in the six months ended June 30, 2014 due primarily to purchases of investments and to a lesser extent, purchases of property and equipment.  Net cash provided by investing activities was $3.3 million in the six months ended June 30, 2013 due primarily to the maturity of investments, offset in part by purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2014 was $80.5 million due primarily to our IPO, in which we received proceeds of $82.5 million net of underwriting discounts and commissions.  In addition, we incurred approximately $2.2 million in offering costs, of which $1.9 million were paid in the six months ended June 30, 2014 and $0.3 million were included in accounts payable and accrued liabilities at June 30, 2014.  In the six months ended June 30, 2013, cash provided by financing activities was the result of stock option exercises.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the six months ended June 30, 2014.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and six months ended June 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our prospectus dated May 7, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act. We believe that the accounting policies discussed in such prospectus are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted, and retrospective application is required. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2014, we had cash, cash equivalents and investments of $80.3 million consisting of cash, money market accounts and negotiable certificates of deposit in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. Our net loss was $17.8 million, $20.6 million and $12.8 million for the years ended December 31, 2012 and 2013, and the six months ended June 30, 2014, respectively. As of June 30, 2014, we had an accumulated deficit of $158.6 million.

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

We are focused on the advancement of ALD403 through the clinical development process, as well as the evaluation of future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. As of June 30, 2014, we had $80.3 million in cash, cash equivalents and investments. We believe that our available cash and cash equivalents and investments will be sufficient to fund our anticipated level of operations through at least 2015. Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

In addition, our planned clinical trials for ALD403 may encounter manufacturing, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of ALD403 or any future product candidates that we develop independently. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

Currently in the United States, there are relatively few medications approved for the prevention of high frequency migraines. Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Botox is approved for the prevention of chronic migraine but is also prescribed for high frequency migraine. There are also several other companies, including Amgen, Lilly and Labrys Biologics, or Labrys, which was acquired by Teva Pharmaceutical Industries Ltd. in July 2014, that have ongoing clinical trials for CGRP blocking therapies using monoclonal antibodies similar to ALD403. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. For example, we are aware that Amgen has initiated its Phase 2b clinical trial and may be able to initiate Phase 3 clinical trials as early as 2015.

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

For example, our planned Phase 2b clinical trial of ALD403 for the treatment of chronic migraine sufferers is expected to enroll approximately 480 patients at more than 60 sites throughout the world. We have never previously conducted a trial of this magnitude and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the clinical trial within our projected time frame. Completing future migraine trials will require us to continue to activate new clinical trial sites and to enroll patients at forecasted rates at both new and existing clinical trial sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on experience with our last ALD403 clinical trial. However, there can be no assurance that those forecasts will be accurate or that we will complete, following collection of six month data, our next ALD403 trials on schedule. We anticipate completion in the first half of 2015. During the initial months of this planned clinical trial, the number of clinical sites activated and the number of patients enrolled at each clinical site per month could be lower than we have forecasted and, as a result, we might need to make a number of adjustments to the clinical trial plan, including increasing the number of clinical trial sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the study within our anticipated time frame. If we experience delays in enrollment, our ability to complete the study could be materially adversely affected.

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

As of June 30, 2014, we had 76 employees. Over the next several years, if our product candidates receive marketing approval, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales and marketing and other functional areas, including finance, accounting and legal. For example, if ALD403 is approved, we plan to build a 75 to 100 person sales force targeting high-prescribing neurologists and headache centers in the United States. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business. In addition, we are currently involved in an opposition proceeding involving the granted European patent of one of our potential competitors

Third parties may assert infringement claims against us, or other parties we have agreed to indemnify, based on existing patents or patents that may be granted in the future. We are aware of third-party patents and patent applications containing granted claims relating to CGRP antibodies and the therapeutic use of CGRP antibodies to treat conditions including migraine, including a European patent held by Labrys. In July 2014, we, along with Eli Lilly and Company, filed an opposition to the Labrys European patent requesting that such patent be revoked in its entirety. While, for the reasons set forth in our opposition, we believe this patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain. If the European Patent Office decides not to revoke the Labrys European patent in its entirety, or only revokes certain claims of the patent, and any surviving claims are determined to encompass our intended use of ALD403, we may not be able to commercialize ALD403 in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition. Furthermore, since patent applications are published some time after filing, and because applications can take several years to issue, there may be additional currently pending third-party patent applications that are unknown to us, which may later result in issued patents. We may initiate litigation or other legal proceedings with respect to other patents in the future. Because of the inevitable uncertainty in intellectual property litigation, we could lose a patent infringement action asserted against us or opposition or other legal proceeding regardless of our perception of the merits of the case. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and commercializing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages if we are found to have willfully infringed a patent, and attorneys’ fees. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations.

We may be unable to protect the confidentiality of our trade secrets, thus harming our business and competitive position.

In addition to our patented technology and products, we rely upon trade secrets, including unpatented know-how, technology and other proprietary information to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees, collaborators and consultants. We also have agreements with our employees and selected consultants that obligate them to assign their inventions to us. However, it is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees, consultants or collaborators that are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Furthermore, our trade secrets could be disclosed, misappropriated or otherwise become known or be independently discovered by our competitors. Our trade secrets can be lost through their inadvertent or advertent disclosure to others. In addition, intellectual property laws in foreign countries may not protect our intellectual property to the same extent as the laws of the United States. If our trade secrets are disclosed or misappropriated, it would harm our ability to protect our rights and harm our business.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From the date of our initial public offering, or IPO, through the end of the second quarter of 2014, our closing stock price fluctuated between $9.91 and $20.34 per share.  The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

As of July 29, 2014, we had outstanding 30,803,668 shares of common stock, of which 23,081,272 shares are currently restricted as a result of securities laws or lock-up agreements with the underwriters that prevent the holders of such shares from offering, selling, contracting to sell, pledging, or  otherwise disposing (indirectly or otherwise) of any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock, or entering into any swap hedge or other arrangements, subject to specified exceptions, for a period of 180 days after May 7, 2014. Our underwriters may, in their sole discretion, at any time, release all or any portion of the shares from the restrictions in this agreement. Moreover, holders of an aggregate of up to 20,914,137 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

As of July 29, 2014, our executive officers and directors and their respective affiliated stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 51% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall

Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. We estimate that we will incur approximately $1.5 million to $2.5 million in incremental costs per year associated with being a publicly traded company, although it is possible that our actual incremental costs will be higher than we currently estimate. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, beginning January 1, 2015, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

(a) Sales of Unregistered Securities

From April 1, 2014 to June 30, 2014, we issued an aggregate of 636 shares of common stock that were not registered under the Securities Act pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of approximately $2,200. These issuances were undertaken in reliance upon the exemption from registration requirements available under Rule 701 of the Securities Act.

On May 13, 2014, upon the closing of our IPO, all of our then outstanding preferred stock was automatically converted into 20,914,137 shares of our common stock.  These issuances were deemed to be exempt from registration under the Securities Act in reliance on Section 3(a)(9) of the Securities Act.

(b) Use of Proceeds from Public Offering of Common Stock

On May 7, 2014, our registration statement on Form S-1 (No. 333-194672) was declared effective for our IPO.  On May 13, 2014, we issued and sold 8,000,000 shares of our common stock and on May 21, 2014, we issued and sold 875,396 shares of our common stock pursuant to the underwriters’ partial exercise of their option to purchase additional shares, in each case at a public offering price of $10.00 per share. Credit Suisse Securities (USA) LLC and Leerink Swann LLC acted as joint book-running managers for the offering and Wells Fargo Securities, LLC and Sanford C. Bernstein & Co., LLC acted as co-managers for the offering. Following the sale of the shares in connection with the closings of the IPO, the offering terminated. As a result of the offering, we received total net proceeds of approximately $80.3 million, after deducting total expenses of $8.4 million, consisting of underwriting discounts and commissions of $6.2 million and offering-related expenses of approximately $2.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.  As of June 30, 2014, we have used an estimated $0.2 million of the proceeds from our IPO for working capital and other general corporate purposes.   As of June 30, 2014, no portion of the proceeds from our initial public offering have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.  There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.

Item 6.	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.
3.2(2)	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.
4.1(3)	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
4.2(2)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
10.1(2)	Form of Indemnity Agreement between the Registrant and its directors and officers.
10.2(2)	2014 Equity Incentive Plan.
10.3(2)	Form of Stock Option Grant Notice and Option Agreement.
10.4(4)	2014 Employee Stock Purchase Plan.
10.5(2)	Form of Executive Severance Benefit Plan.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
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

(4)

Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-194672), filed with the Securities and Exchange Commission on May 1, 2014 and incorporated herein by reference.

*

The Certifications attached as Exhibits 32.1 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Alder BioPharmaceuticals, Inc.
Date: August 5, 2014	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: August 5, 2014	By:	/s/ Larry K. Benedict
Larry K. Benedict
Senior Vice President, Finance
(Principal Financial and Accounting Officer)