Form 10-Q
period 2014-09-30
ALDER BIOPHARMACEUTICALS INC
filed 2014-11-03
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 28, 2014, the registrant had 30,806,533 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2014

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Alder,” and “the Company” refer to Alder BioPharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries. “Alder” and the Alder logo are the property of Alder BioPharmaceuticals, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies

.

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2014	2013
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$57,553	$23,227
Short-term investments	9,052	—
Accounts receivable	81	316
Prepaid expenses and other assets	7,065	1,982
Total current assets	73,751	25,525
Long-term investments	978	—
Property and equipment, net	1,095	1,214
Total assets	$75,824	$26,739
Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,776	$2,223
Accrued liabilities	2,472	2,128
Deferred revenue	6,323	18,717
Deferred rent	128	—
Total current liabilities	10,699	23,068
Deferred revenue	—	35,607
Deferred rent	217	52
Total liabilities	10,916	58,727
Commitments and contingencies
Convertible preferred stock; $0.0001 par value; no shares and 116,020,270 shares authorized, respectively; no shares and 20,914,137 shares issued and outstanding, respectively	—	111,374
Stockholders’ equity (deficit)
Common stock; $0.0001 par value; 200,000,000 and 140,000,000 shares authorized, respectively; 30,806,533 and 988,685 shares issued and outstanding, respectively	3	—
Additional paid-in capital	194,873	2,443
Accumulated deficit	(129,964)	(145,814)
Accumulated other comprehensive income (loss)	(4)	9
Total stockholders’ equity (deficit)	64,908	(143,362)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$75,824	$26,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$38,784	$4,710	$48,269	$13,972
Operating expenses
Research and development	7,047	8,922	23,444	25,549
General and administrative	3,158	1,859	9,054	5,321
Total operating expenses	10,205	10,781	32,498	30,870
Income (loss) from operations	28,579	(6,071)	15,771	(16,898)
Other income (expense)
Interest income	18	9	30	47
Other income	49	158	49	158
Other expense	—	(5)	—	(45)
Total other income	67	162	79	160
Net income (loss)	$28,646	$(5,909)	$15,850	$(16,738)
Net income (loss) per share - basic	$0.93	$(6.05)	$0.93	$(17.21)
Net income (loss) per share - diluted	$0.88	$(6.05)	$0.56	$(17.21)
Weighted average number of common shares used in net income (loss) per share - basic	30,805,163	976,584	17,006,362	972,624
Weighted average number of common shares used in net income (loss) per share - diluted	32,513,113	976,584	28,240,947	972,624

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$28,646	$(5,909)	$15,850	$(16,738)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	14	—	(16)	—
Foreign currency translation income (loss), net of tax	(8)	6	3	(1)
Total other comprehensive income (loss)	6	6	(13)	(1)
Comprehensive income (loss)	$28,652	$(5,903)	$15,837	$(16,739)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Operating activities
Net income (loss)	$15,850	$(16,738)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	527	708
Loss on retirement of property and equipment	—	43
Stock-based compensation	758	433
Changes in operating assets and liabilities
Accounts receivable	235	30
Prepaid expenses and other assets	(5,083)	963
Accounts payable	(539)	(798)
Accrued liabilities	344	1,246
Deferred rent	293	(120)
Deferred revenue	(48,001)	(13,760)
Net cash used in operating activities	(35,616)	(27,993)
Investing activities
Purchases of investments	(10,046)	—
Proceeds from maturities of investments	—	4,885
Purchases of property and equipment	(408)	(115)
Decrease in restricted cash	—	119
Net cash provided by (used in) investing activities	(10,454)	4,889
Financing activities
Proceeds from issuance of common stock, net of offering costs	80,351	—
Proceeds from exercise of stock options	42	16
Net cash provided by financing activities	80,393	16
Effect of exchange rate changes on cash	3	(1)
Net increase (decrease) in cash and cash equivalents	34,326	(23,089)
Cash and cash equivalents
Beginning of period	23,227	53,753
End of period	$57,553	$30,664

Supplemental disclosures:
Offering costs included in accounts payable	$92	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

Alder BioPharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic antibodies with the potential to transform current treatment paradigms. The Company uses its proprietary antibody platform designed to select and manufacture antibodies that have the potential to maximize efficacy as well as speed of onset and durability of therapeutic response. The Company is developing ALD403, a monoclonal antibody targeted to calcitonin gene-related peptide, or CGRP, for migraine prevention and plans to advance ALD403 into a Phase 2b trial for the treatment of chronic migraines in 2014. The Company was incorporated in Delaware on May 20, 2002 and is located in Bothell, Washington.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk and Major Collaborators

The Company is exposed to credit risk from its deposits of cash and cash equivalents and investments in excess of amounts insured by the Federal Deposit Insurance Corporation.

One of the Company’s collaborators accounted for nearly 100% of total revenues for the three and nine months ended September 30, 2014 and 2013. This collaborator accounted for nearly 100% of total accounts receivable as of September 30, 2014 and December 31, 2013. The agreement with this collaborator will be terminated effective as of December 29, 2014, as further described in Note 3 below.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted, and retrospective application is required. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation.  This ASU requires entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The ASU will become effective for the Company beginning January 1, 2016. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern.  This ASU requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The ASU will become effective for the Company for annual reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

As an “emerging growth company,” the Jumpstart our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.

3.	Termination of License and Collaboration Agreement with Bristol-Myers Squibb

In November 2009, the Company entered into a license and collaboration agreement with Bristol-Myers Squibb, or BMS, for the development and commercialization of Clazakizumab, an antibody product candidate for the treatment of both rheumatoid arthritis and psoriatic arthritis and cancer. Under the terms of the agreement, the Company received a non-refundable upfront payment of $85 million and granted BMS worldwide exclusive rights to develop and commercialize Clazakizumab for all indications other than cancer. On August 29, 2014, the Company received written notice that BMS has elected to terminate the license and collaboration agreement effective as of December 29, 2014, (the “Termination Date”) at which time all rights to Clazakizumab will be returned to the Company.

In addition to the upfront payment of $85 million, the Company has received an aggregate of $18.5 million in milestone payments from BMS and has been reimbursed for clinical supply and development costs of $26.8 million. The Company recognizes revenue relating to the deliverables in the agreement as a single unit of accounting using a time-based proportional performance model.  The proportional performance model results in the recognition of the upfront license fee and other payments received under the arrangement over the estimated performance period based on the passage of time.  As a result of the termination of the agreement, the estimated development period was adjusted to conclude as of the Termination Date, which was accounted for prospectively as a change in accounting estimate.  In the three and nine months ended September 30, 2014, the Company recognized revenue which had previously been deferred in the amounts of $38.8 million and $48.1 million, respectively.  The acceleration of revenue recognition as a result of the early termination of the collaboration agreement resulted in the Company reporting net income for the three months and nine months ended September 30, 2014.

BMS continues to be responsible until June 29, 2015 for all costs of the clinical trials that were initiated prior to August 29, 2014. If any milestone event is achieved during the period between August 29, 2014 and the Termination Date, BMS will not be obligated to pay the corresponding milestone payment. Effective on the Termination Date, all rights granted to BMS with respect to Clazakizumab will terminate and revert to the Company, and BMS will grant to our wholly owned subsidiary, AlderBio Holdings LLC (“AlderBio”), an exclusive license, with the right to grant sublicenses, under certain BMS intellectual property solely to make, have made, use, import, export, offer for sale, and sell Clazakizumab. BMS is obligated to transfer to the Company the Investigational New Drug Application that BMS filed for Clazakizumab with the U.S. Food and Drug Administration and all material data related to Clazakizumab that has not previously been transferred to the Company. The Company has the right to purchase all of BMS’ existing inventory of Clazakizumab at cost and, at the Company’s request, BMS is obligated to use diligent efforts to supply the Company with Clazakizumab until the earlier of 20 months after December 29, 2014, or the date that the Company obtains an alternative source of supply.

The Company will be required to pay a low single-digit royalty to BMS on sales of Clazakizumab unless the regulatory approval of Clazakizumab is not based in whole or in part upon data from BMS’s Phase 2b clinical trial(s) in rheumatoid arthritis and psoriatic arthritis. Aside from those clinical trial expenses that BMS is obligated to pay after the Termination Date, the Company will be solely responsible for performing and funding any new Clazakizumab development and clinical trial activities initiated after the Termination Date, which could significantly delay or result in the discontinuation of the development of Clazakizumab.

4.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is calculated by adjusting the weighted average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Numerator
Net income (loss) (in thousands)	$28,646	$(5,909)	$15,850	$(16,738)
Denominator
Weighted-average common shares outstanding -basic	30,805,163	976,584	17,006,362	972,624
Dilutive effect of common shares from preferred stock	—	—	9,729,287	—
Dilutive effect of common shares from employee stock purchase plan	9,698	—	3,743	—
Dilutive effect of common shares from stock options	1,698,252	—	1,501,555	—
Weighted-average common shares outstanding -diluted	32,513,113	976,584	28,240,947	972,624
Net income (loss) per share-basic	$0.93	$(6.05)	$0.93	$(17.21)
Net income (loss) per share-diluted	$0.88	$(6.05)	$0.56	$(17.21)

The following weighted average numbers of convertible preferred stock and outstanding stock options were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2013 because including them would have had an anti-dilutive effect. Therefore, basic and diluted net loss per share were the same for the three and nine months ended September 30, 2013. The convertible preferred stock numbers shown in the table are on a common stock equivalent basis.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2013
Convertible preferred stock	20,914,137	20,914,137
Stock options	2,138,055	2,175,888
	23,052,192	23,090,025

5.	Investments

Investments consisted of available-for-sale securities as follows (in thousands):

	Amortized	Gross unrealized	Gross unrealized	Fair
	Cost	gains	losses	Value
	(in thousands)
Type of security as of September 30, 2014
Negotiable certificates of deposit maturing in one year or less	$9,065	$—	$13	$9,052
Negotiable certificates of deposit maturing after one year through two years	980	—	2	978
Total available-for-sale securities	$10,045	$—	$15	$10,030

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations. There were no realized gains or losses on sales of available-for sale securities in the three or nine months ended September 30, 2013 and 2014.

6.	Fair Value Disclosures

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2014
Cash equivalents
Money market funds	$56,434	—	—	$56,434
Short term investments
Negotiable certificates of deposit	9,052	—	—	9,052
Long term investments
Negotiable certificates of deposit	978	—	—	978
	$66,464	$—	$—	$66,464

As of December 31, 2013
Cash equivalents
Money market funds	$22,238	$—	$—	$22,238

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

Forward-Looking Statements

This discussion contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are identified by words such as “believe,” “will,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially” or the negative of these terms or similar expressions. You should read these statements carefully because they discuss future expectations, contain projections of future results of operations or financial condition, or state other “forward-looking” information. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in this report in Part II, Item 1A — “Risk Factors,” and elsewhere in this report. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These statements, like all statements in this report, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments.

Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic antibodies with the potential to meaningfully transform current treatment paradigms. We have developed a proprietary antibody platform designed to select antibodies that have the potential to maximize efficacy as well as speed of onset and durability of therapeutic response. In addition, we believe our ability to efficiently manufacture antibodies using our yeast-based manufacturing technology, MabXpress, allows us to target diseases that traditionally have not been addressed by antibodies. ALD403 was discovered internally, has achieved proof-of-concept and we have initiated a Phase 2b dose-ranging trial for the preventative treatment of chronic migraines in preparation for progression to Phase 3 trials if supported by the data.

ALD403 is our wholly-owned novel monoclonal antibody targeted to calcitonin gene-related peptide, or CGRP, for migraine prevention. We have completed a three month randomized, placebo-controlled proof-of-concept trial of ALD403 in 163 patients suffering from five to 14 migraine days per month, or high frequency migraine. In July 2014, we initiated a multiple dose, placebo-controlled trial of ALD403 to assess safety, pharmacodynamics and pharmacokinetics of a subcutaneous formulation of ALD403.  We have initiated a Phase 2b dose-ranging trial for the preventative treatment of chronic migraines with an intravenous formulation and we plan to initiate a trial in frequent episodic migraines with a subcutaneous formulation in the first half of 2015 with the goal of initiating pivotal Phase 3 trials in 2016.

Clazakizumab is a novel monoclonal antibody that inhibits the pro-inflammatory cytokine interleukin-6, or IL-6, for the treatment of both rheumatoid arthritis, or RA, and psoriatic arthritis, or PsA. In November 2009, we entered into a license and collaboration agreement with Bristol-Myers Squibb, or BMS, under which we granted BMS worldwide exclusive rights to develop and commercialize Clazakizumab for all indications other than cancer. On August 29, 2014, we received written notice that BMS has elected to terminate the license and collaboration agreement effective as of the Termination Date, December 29, 2014, at which time all rights to Clazakizumab will be returned to us.

We are also currently evaluating four programs with the view of advancing at least one candidate into the clinic in 2015 for a disease indication where therapeutic antibodies have not previously played a role. We will continue to enhance our technologies to discover optimized product candidates that can be manufactured efficiently on a very large scale. We may seek to monetize our technology platform by consummating partnerships with leading biotechnology and pharmaceutical companies. We also intend to continue to deploy capital to selectively develop our own portfolio of product candidates.

As of September 30, 2014, we had an accumulated deficit of $130.0 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	conduct clinical trials for ALD403;

•	seek a partner to continue our development plans for Clazakizumab in autoimmune/inflammatory disease;
•	continue to evaluate our preclinical programs and advance at least one product candidate into the clinic;
•	enhance our proprietary antibody platform and conduct discovery and preclinical activities;
•	manufacture antibodies for our preclinical programs and clinical trials;
•	seek regulatory approval for our product candidates; and
•	operate as a public company.

We will not generate revenues from product sales unless and until we or our future collaborators successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for ALD403 or any future product candidate, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future collaborators. As a result of the termination of the Clazakizumab collaboration agreement with BMS, we will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our ALD403 development program or grant rights in the United States, as well as outside the United States, to ALD403 to one or more partners.

Recent Developments

In November 2009, we entered into a license and collaboration agreement with BMS for the development and commercialization of Clazakizumab and received an $85 million upfront payment. On August 29, 2014, we received written notice that BMS has elected to terminate the license and collaboration agreement effective as of the Termination Date, December 29, 2014, at which time all rights to Clazakizumab will be returned to us. The decision by BMS to terminate the BMS Agreement was the result of an internal BMS portfolio review process wherein BMS determined that Clazakizumab did not warrant further investment based on other priorities in their pipeline. Under the terms of the agreement, we granted BMS worldwide exclusive rights to develop and commercialize Clazakizumab for all indications other than cancer. In addition to the $85 million upfront payment, BMS was responsible for paying 100% of worldwide development costs for all indications, except cancer, and reimbursing us for certain clinical supply and development costs. To date, in addition to the upfront payment, we have received two milestone payments totaling $18.5 million in the aggregate and we have been reimbursed for clinical supply and development costs of $26.8 million. We would have been eligible to receive additional development-based, regulatory-based and sales-based milestone payments and tiered royalties on net sales of Clazakizumab had the BMS Agreement not been terminated.

BMS continues to be responsible for all costs of the clinical trials through June 29, 2015 that were initiated prior to August 29, 2014. If any milestone event is achieved during the period between August 29, 2014 and the Termination Date, BMS will not be obligated to pay the corresponding milestone payment. Effective on the Termination Date, all rights granted to BMS with respect to Clazakizumab will terminate and revert to us, and BMS will grant to us an exclusive license, with the right to grant sublicenses, under certain BMS intellectual property solely to make, have made, use, import, export, offer for sale, and sell Clazakizumab. BMS is obligated to transfer to us the Investigational New Drug Application that BMS filed for Clazakizumab with the U.S. Food and Drug Administration and all material data related to Clazakizumab that has not previously been transferred to us. We have the right to purchase all of BMS’ existing inventory of Clazakizumab at cost and, at our request, BMS is obligated to use diligent efforts to supply us with Clazakizumab until the earlier of 20 months after December 29, 2014, or the date that we obtain an alternative source of supply.

We will be required to pay a low single-digit royalty to BMS on sales of Clazakizumab unless the regulatory approval of Clazakizumab is not based in whole or in part upon data from BMS’s Phase 2b clinical trial(s) in rheumatoid arthritis and psoriatic arthritis. Aside from those clinical trial expenses that BMS is obligated to pay after the Termination Date, we will be solely responsible for performing and funding any new Clazakizumab development and clinical trial activities initiated after the Termination Date.  We intend to seek a partner to continue the development of Clazakizumab and in the event that we do not find a partner, the development of Clazakizumab could be significantly delayed or result in the discontinuation of the development of Clazakizumab.

Financial Operations Overview

Revenues

Substantially all of our revenues for the three and nine months ended September 30, 2014 and 2013 were derived from our collaboration with BMS. Upfront fees, milestone payments and reimbursed clinical supply and development costs received under our collaboration agreements are deferred and are recognized as revenues over the performance period using a time-based approach. As a result of the early termination of the agreement, the estimated performance period was adjusted to reflect the December 29, 2014 termination date, which accelerated the recognition of revenue which had previously been deferred. We recognized $38.8 million and $48.1 million of deferred revenue for the three and nine months ended September 30, 2014, respectively.  We anticipate recognizing $6.3 million in deferred revenue under the BMS collaboration agreement in the quarter ending December 31, 2014.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of ALD403 and evaluate the advancement of future product candidates into clinical development. We intend to seek a new partner for the clinical development of Clazakizumab in autoimmune/inflammatory disease. The timing and amount of research and development expenses incurred will depend largely upon the outcomes of current and future clinical trials for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

Revenues

Revenues recognized and cash payments received under our collaboration agreements were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Revenues recognized:
Bristol-Myers Squibb:
Amortization of deferred revenue from upfront payments	$25,262	$3,058	$31,279	$9,075
Recognition of milestone payments	5,498	666	6,808	1,976
Recognition of reimbursed clinical supply and development costs	8,024	986	10,017	2,921
Bristol-Myers Squibb total	38,784	4,710	48,104	13,972
Other collaborations	—	—	165	—
Total revenues recognized	$38,784	$4,710	$48,269	$13,972
Cash payments received:
Bristol-Myers Squibb:
Reimbursed clinical supply and development costs	$21	$100	$203	$243
Bristol-Myers Squibb total	21	100	203	243
Other collaborations	15	—	265	—
Total cash payments received	$36	$100	$468	$243

Revenues for the three and nine months ended September 30, 2014 and 2013 were derived primarily from our collaboration agreement with BMS. For the three and nine months ended September 30, 2014, revenues increased by $34.1 million and $34.3 million, respectively, compared to the same periods of 2013, due primarily to the acceleration of recognition of revenue as a result of the early termination of the BMS agreement. We anticipate recognizing $6.3 million in deferred revenue under the BMS collaboration agreement in the quarter ending December 31, 2014. Following the Termination Date, we will not recognize any additional future revenue under the BMS collaboration agreement.

Research and Development Expenses

		Three Months Ended		Nine Months Ended
	September 30,			September 30,
	2014	2013	% change	2014	2013	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
ALD403	$2,522	$4,020	(37%)	$8,921	$9,104	(2%)
Clazakizumab	34	252	(87%)	1,029	2,021	(49%)
Unallocated internal costs:
Preclinical discovery and development	2,779	3,124	(11%)	8,572	9,060	(5%)
Pharmaceutical operations	1,302	1,186	10%	3,766	3,682	2%
Clinical development	410	340	21%	1,156	1,682	(31%)
Total research and development expenses	$7,047	$8,922	(21%)	$23,444	$25,549	(8%)

Research and development expenses decreased by $1.9 million, or 21%, for the three months ended September 30, 2014 compared to the same period of 2013. During such period, external costs for ALD403 decreased $1.5 million due to higher manufacturing costs incurred in the 2013 period to advance our Phase 2 program for migraine.  Costs for Clazakizumab and unallocated internal costs decreased in the 2014 period.

Research and development expenses decreased by $2.1 million, or 8%, for the nine months ended September 30, 2014 compared to the same period of 2013. In 2013 we decided to discontinue our clinical trial in cancer for Clazakizumab which resulted in a decrease of $1.0 million in the 2014 period. We anticipate incurring $1.2 million in expenses during 2014 as our clinical trial of Clazakizumab in cancer concludes. Unallocated internal costs also decreased $1.0 million due to decreased activities related to our preclinical programs, and decreases in personnel-related and other operating costs.

In August, we regained the worldwide rights to Clazakizumab from BMS.  BMS continues to be responsible until June 29, 2015 for all costs of the clinical trials that were initiated by BMS prior to August 29, 2014.  We plan to seek out a new partner to continue the clinical development of Clazakizumab in autoimmune/inflammatory disease.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million, or 70%, for the three months ended September 30, 2014 compared to the same period of 2013.  The increase was primarily due to increases of $0.6 million in consulting and professional fees to operate as a public company, legal and other fees related to our patent filings, personnel-related costs, business insurance and other administrative costs of $0.7 million.

General and administrative expenses increased by $3.7 million, or 70%, for the nine months ended September 30, 2014 compared to the same period of 2013.  The increase was primarily due to increases in legal and other fees related to our patent filings of $1.5 million, increases in other consulting and professional fees to operate as a public company of $1.1 million and other increases in personnel related costs, business insurance and other administrative costs of $1.1 million.

Interest Income

The increase of $9,000 in interest income for the three months ended September 30, 2014 compared to the same period of 2013 was due to an increase in the average balances of cash, cash equivalents and investments.  The decrease of $17,000 in interest income for the nine months ended September 30, 2014 compared to the same period of 2013 was due primarily to a decrease in the average interest rate earned.

Other Income/(Other Expense)

Other income primarily represents incentive payments received by our Australian subsidiary from the Australian government for eligible research and development expenditures in the prior calendar year.   We received $45,000 in such incentive payments in the three and nine months ended September 30, 2014 and $158,000 in such incentive payments in the three and nine months ended September 30, 2013.    The decrease in the incentive payments received in the 2014 periods was due to a lower level of eligible expenditures in Australia in 2013 compared to expenditures in 2012.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception through June 30, 2014. We have funded our operations primarily through sales of our convertible preferred stock, payments from our collaboration partners and proceeds from our initial public offering, or IPO, which we completed in May 2014. As of September 30, 2014, we had available cash, cash equivalents and investments of $67.6 million, which consisted of cash, money market funds and negotiable certificates of deposit.

We believe that our available cash, cash equivalents and investments will be sufficient to meet our projected operating requirements into the fourth quarter of 2015. We are currently focusing our resources on development of ALD403 and we are actively seeking a partner for Clazakizumab. We plan to utilize any funds derived from such a partnership to further advance ALD403 and may also consider possible partnerships for ALD403 or sources of equity financing. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	initiate or continue clinical trials of ALD403, our wholly-owned novel monoclonal antibody for prevention of migraine;
•	seek out a new partner to continue the clinical development of Clazakizumab in autoimmune/inflammatory disease;

•	continue the research and development of our product candidates;
•	seek to discover additional product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize products which receive regulatory approval;
•

enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts; and

•	incur additional costs associated with being a public company.

We plan to continue to fund our operations and capital funding needs through equity and/or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. We are seeking a new partner for Clazakizumab and we may also consider partnering ALD403 for further clinical development and commercialization. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could harm our business, results of operations and future prospects.

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2014	2013
Net cash used in operating activities	$(35,616)	$(27,993)
Net cash provided by (used in) investing activities	(10,454)	4,889
Net cash provided by financing activities	80,393	16

Cash Used in Operating Activities

In the nine months ended September 30, 2014 our net income was $15.9 million, which included recognition of deferred revenue of $48.0 million, which revenue did not result in cash proceeds in 2014.  Net cash used in operating activities includes net income, adjusted for non-cash charges and the changes in deferred revenue and components of working capital.  In the nine months ended September 30, 2014, net cash used in operating activities was $35.6 million compared to $28.0 million during the same period of 2013. The increase in cash used in operating activities of $7.6 million was driven primarily by an increase in operating expenses of $1.6 million, an increase in prepaid expenses and other assets of $5.1 million and other changes in components of working capital.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $10.5 million in the nine months ended September 30, 2014 due primarily to purchases of investments and to a lesser extent, purchases of property and equipment.  Net cash provided by investing activities was $4.9 million in the nine months ended September 30, 2013 due primarily to the maturity of investments and decrease in restricted cash, offset in part by purchases of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2014 was $80.4 million due primarily to our IPO, in which we received proceeds of $82.5 million net of underwriting discounts and commissions.  In addition, we incurred approximately $2.2 million in offering costs, of which $2.1 million were paid in the nine months ended September 30, 2014 and $0.1 million were included in accounts payable at September 30, 2014.  In the nine months ended September 30, 2013, cash provided by financing activities was the result of stock option exercises.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the nine months ended September 30, 2014.

Contractual Obligations

Our contractual obligations as of September 30, 2014 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$1,828	$605	$1,223	$—	$—
License agreements(2)	835	90	165	155	425
Purchase obligations(3)	3,638	3,619	19	—	—
Contract manufacturing obligations(4)	4,467	4,350	117	—	—
Total contractual obligations	$10,768	$8,664	$1,524	$155	$425

(2)   Some of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(3)   We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical research studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

(4)   Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three and nine months ended September 30, 2014, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our prospectus dated May 7, 2014 filed with the SEC pursuant to Rule 424(b) under the Securities Act. We believe that the accounting policies discussed in such prospectus are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Newly Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted, and retrospective application is required. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation – Stock Compensation.  This ASU requires entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The ASU will become effective for us beginning January 1, 2016. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern.  This ASU requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The ASU will become effective for us for annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of the adoption of this ASU on our consolidated financial statements.

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

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2014, we had cash, cash equivalents and investments of $67.6 million consisting of cash, money market accounts and negotiable certificates of deposit in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent limitation on the effectiveness of internal control

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. Our net loss was $17.8 million and $20.6 million for the years ended December 31, 2012 and 2013, respectively.  For the nine months ended September 30, 2014, we recognized $48.1 million in revenue relating to our collaboration agreement with BMS most of which was previously deferred, which resulted in net income of $15.9 million for the period. As of September 30, 2014, we had an accumulated deficit of $130.0 million.

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
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize ALD403 or any of our future product candidates if they receive regulatory approval; and

•

enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

To be profitable in the future, we and any of our future collaborators must succeed in developing and eventually commercializing products with significant market potential. This will require success in a range of activities, including advancing product candidates, completing clinical trials of product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained. We are only in the preliminary stages of some of these activities. We and any of our future collaborators may not succeed in these activities and may never generate revenues that are sufficient to be profitable in the future.

Drug development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenues from product sales and may never be profitable.

We have devoted substantially all of our financial resources and efforts to developing our technology platform, identifying product candidates and conducting preclinical studies and clinical trials for our product candidates. We are still in the early stages of developing our product candidates and have not completed the development of any products. We have never generated revenues from the sale of any products. Our ability to generate revenues and achieve profitability depends in large part on our ability, on our own or with any of our future collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We do not anticipate generating revenues from sales of products for the foreseeable future. Our ability to generate future revenues from product sales depends on our and any of our future collaborators’ success in:

•	completing clinical development and obtaining regulatory approval for ALD403;
•

entering into collaboration agreements with third parties with respect to our product candidates, including ALD 403 and Clazakizumab, for their development and commercialization in the United States or in international markets;

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

Because of the numerous risks and uncertainties associated with biologic product development, we are unable to predict the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. In addition, our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or FDA, or foreign regulatory agencies, to perform studies and trials in addition to those that we currently anticipate, or if there are any delays in our or any of our future collaborators’ clinical trials or the development of any of our product candidates. If one or more of the product candidates that we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing such product candidates.

The termination of our Clazakizumab collaboration agreement with Bristol-Myers Squibb means that any further development of Clazakizumab will require significant resources from us or another collaborator, and in the event that we do not find a collaborator, the development of Clazakizumab could be significantly delayed or result in the discontinuation of the development of Clazakizumab.

On August 29, 2014, Bristol-Myers Squibb, or BMS, terminated our collaboration agreement for the development and commercialization of Clazakizumab.  The termination of this collaboration agreement will be effective on December 29, 2014, and we or a new collaborator will be responsible for funding any new Clazakizumab development and clinical trial activities undertaken after June 29, 2015.  Any such further development will require significant resources to develop and commercialize Clazakizumab, and we do not believe that such further development is possible in the near term without a new collaborator.   There are no assurances that we can find a new collaborator or that the terms and timing of any such arrangements would be acceptable to us.  As a result, we could experience a significant delay in the Clazakizumab development process. If we determine instead to discontinue the development of Clazakizumab, we will not receive any future return on our investment from that product candidate.

We will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts.

We are focused on the advancement of ALD403 through the clinical development process, as well as the evaluation of Clazakizumab and future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. As a result of the termination of the Clazakizumab collaboration agreement with BMS, we will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our ALD403 development program or grant rights in the United States, as well as outside the United States, to ALD403 to one or more partners. As of September 30, 2014, we had $67.6 million in cash, cash equivalents and investments. We believe that our available cash and cash equivalents and investments will be sufficient to fund our anticipated level of operations into the fourth quarter of 2015. However, our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress, recruitment and cost of our clinical trials and clinical success for ALD403, Clazakizumab and any future product candidates;
•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;
•	the costs of commercialization activities if any of our product candidates, such as ALD403, receive regulatory approval, including sales, marketing and distribution infrastructure;
•	the degree and rate of market acceptance of any products launched by us or any of our future collaborators;
•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and
•	the emergence of competing technologies or other adverse market developments.

We do not have any material committed external source of funds or other support for our development efforts. Until we can generate sufficient revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, buying or selling assets, making capital expenditures or declaring dividends. If we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of our clinical trials or research and development programs or our commercialization efforts.

In addition, our planned clinical trials for ALD403 may encounter manufacturing, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of ALD403 or any future product candidates that we develop independently. We intend to prioritize our development efforts on ALD403, both in terms of funding and attention of management and our organization. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

Furthermore, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

If ALD403 is not successfully commercialized or if we do not find a new partner for Clazakizumab, our business will be harmed.

We currently only have two product candidates in clinical trials. We have invested a significant portion of our efforts and financial resources into the development of ALD403 to prevent migraines. As a result of termination of our collaboration agreement with BMS, we will need to invest or find a collaborator to invest significant resources into further development of Clazakizumab.  Our ability to generate revenues from products, which we do not expect to occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of these product candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•	our ability, with respect to ALD403 and Clazakizumab, to reach agreements with the FDA and other regulatory authorities on the appropriate regulatory path for approval for these product candidates;
•	receipt of approvals from the FDA and similar regulatory authorities outside the United States for these product candidates;
•	establishing commercial manufacturing arrangements with third parties;
•	successfully launching sales, marketing and distribution of any product candidate that may be approved, whether alone or in collaboration with others;

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

Before obtaining regulatory approval for the sale of our product candidates, we or any of our future collaborators must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of such clinical trials could occur at any stage of evaluation. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

In some cases, we utilize novel mechanisms of action to treat diseases that have not previously been addressed by antibody therapies. We or any of our future collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or any of our future collaborators’ ability to receive regulatory approval or commercialize our product candidates, including the following:

•

clinical trials of our product candidates may produce negative or inconclusive results, and we or any of our future collaborators may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

the number of patients required for clinical trials of our product candidates may be larger than we or any of our future collaborators anticipate, enrollment in these clinical trials may be insufficient or slower than anticipated or patients may drop out of these clinical trials at a higher rate than anticipated;

•	the cost of clinical trials of our product candidates may be greater than anticipated;
•	third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us or any of our future collaborators in a timely manner, or at all;
•

we or any of our future collaborators might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that our product candidates have unanticipated serious side-effects or other unexpected characteristics or that the patients are being exposed to unacceptable health risks;

•	regulators may not approve our or any of our future collaborators’ proposed clinical development plans;
•	regulators or institutional review boards may not authorize us, any of our future collaborators or our investigators to commence a clinical trial or conduct a clinical trial at a prospective site;
•

regulators or institutional review boards may require that we, any of our future collaborators or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements; and

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate.

If we or any of our future collaborators are required to conduct additional clinical trials or other testing of our product candidates beyond those currently contemplated, if we or any of our future collaborators are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or any of our future collaborators may:

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

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we or any of our future collaborators may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we or any of our future collaborators do, which would impair our or any of our future collaborators’ ability to commercialize our product candidates and harm our business and results of operations.

The results of clinical trials conducted at sites outside the United States may not be accepted by the FDA and the results or clinical trials conducted at sites inside the United States may not be accepted by international regulatory authorities.

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States. Regions that are planned for inclusion in the ALD403 Phase 2b clinical trials include Australia, New Zealand and Canada. In addition, through June 29, 2015, BMS will be conducting a Phase 2b trial of Clazakizumab in U.S. and international sites. Regions that are planned for inclusion in this trial include Australia, Argentina, Europe, Japan, Mexico and South Africa. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our or BMS’s international clinical trials, or if international regulatory authorities do not accept the data from our or BMS’s U.S. clinical trials, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt the development of a product candidate.

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for any of our product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to ALD403, Clazakizumab and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Biologics, like ALD403 and Clazakizumab, require the submission of a Biologics License Application, or BLA, to the FDA and such product candidates are not permitted to be marketed in the United States until approval from the FDA of a BLA for that product has been obtained. A BLA must be supported by extensive preclinical and clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA. We have not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for ALD403, Clazakizumab and our future product candidates.

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

To market any biologics outside of the United States, we and any of our future collaborators must comply with the numerous and varying regulatory and compliance related requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods, including obtaining reimbursement and pricing approval in select markets. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others, including the risk that our product candidates may not be approved for all indications requested and that such approval may be subject to limitations on the indicated uses for which the product may be marketed.

We face substantial competition, and others may discover, develop or commercialize products before or more successfully than we do.

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products, which are expected to become available over the coming years. For example, if approved, we expect that by the time Clazakizumab enters the marketplace, if at all, there may be several anti-TNF biosimilars on the marketplace. The entry of such products could potentially put pricing pressure on Clazakizumab. In addition, many of our competitors are large pharmaceutical companies that have a greater ability to reduce prices for their competing drugs in an effort to maintain or gain market share and undermine the value proposition that drugs commercialized by us might otherwise be able to offer to payors.

Potential competitors also include academic institutions, government agencies and other public and private organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

Clazakizumab is currently being developed for the treatment of the autoimmune disorders rheumatoid arthritis, or RA, and psoriatic arthritis, or PsA. Several large pharmaceutical and biotechnology companies currently market and sell biologics for the treatment of RA, including BMS’s Orencia. The current standard of care for the treatment of RA after the immunosuppressive drug methotrexate, or MTX, is biologic therapy. Currently the market for biologic therapy is dominated by anti-TNFs, primarily Humira and Enbrel. In addition, there are several other agents currently in development, including monoclonal antibody therapies that modulate IL-6-biology and other oral medications. As a result, marketing Clazakizumab may be difficult in this competitive market.

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

Delays in the enrollment of patients in our clinical trials could increase our development costs and delay completion of the trials and delays in enrollment of patients in any of our future collaborators’ clinical trials could delay completion of any of our future collaborators’ trials.

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

For example, our planned Phase 2b clinical trial of ALD403 for the treatment of chronic migraine sufferers is expected to enroll approximately 600 patients at more than 60 sites throughout the world. We have never previously conducted a trial of this magnitude and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the clinical trial within our projected time frame. Completing future migraine trials will require us to continue to activate new clinical trial sites and to enroll patients at forecasted rates at both new and existing clinical trial sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on experience with our last ALD403 clinical trial. However, there can be no assurance that those forecasts will be accurate or that we will complete, following collection of six month data, our next ALD403 trials on schedule. We anticipate obtaining primary endpoint data from this trial in the second half of 2015. During the initial months of this planned clinical trial, the number of clinical sites activated and the number of patients enrolled at each clinical site per month could be lower than we have forecasted and, as a result, we might need to make a number of adjustments to the clinical trial plan, including increasing the number of clinical trial sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the study within our anticipated time frame. If we experience delays in enrollment, our ability to complete the study could be materially adversely affected.

We expect that the Phase 2b, dose-ranging clinical trial for Clazakizumab in RA, which is currently being conducted by BMS through June 29, 2015, will need to enroll approximately 140 patients. This Phase 2b trial targets enrollment of patients who have had an inadequate response to anti-TNF therapies.  This patient population can be challenging to enroll due to the cycling of patients through multiple anti-TNF therapies before concluding the patients are inadequate responders.  There can be no assurance that BMS’ forecasted patient enrollment rate for this trial will be accurate. As a result of BMS terminating our collaboration agreement, we do not expect BMS to institute measures to maintain or enhance patient enrollment. We or any future collaborator with respect to Clazakizumab will also need to recruit over 1,000 patients at numerous sites throughout the world to complete the multiple Phase 3 trials that would be required by the FDA for approval of Clazakizumab in RA. There can be no assurance that we or any of our future collaborators will commit the resources required to activate the number of trial sites, and enroll the number of patients, required to complete these clinical trials in a timely manner or at all. Even if we or any of our future collaborators commit significant resources to activating sites and enrolling RA patients, the pace of enrollment could be adversely affected by competition with other trials enrolling RA patients. A slower pace of enrollment could increase the development costs for Clazakizumab which could adversely affect any of our or our future collaborator’s commitment to developing Clazakizumab in RA, or at all.

If serious adverse side-effects are identified during the development of any of our product candidates, we or any of our future collaborators may need to abandon development of that product candidate.

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

There can be no assurance that our planned trials for ALD403 or Clazakizumab will not fail due to safety issues. In such an event, we might need to abandon development of ALD 403 or Clazakizumab.

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

The manufacturing facilities in which our product candidates are made could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. There are risks associated with scaling-up manufacturing to commercial scale including, among others, cost overruns, potential problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. Even if we or any of our future collaborators obtain regulatory approval for any of our product candidates, there is no assurance that manufacturers will be able to manufacture the approved product to specifications acceptable to the FDA or other regulatory authorities, to produce it in sufficient quantities to meet the requirements for the potential launch of the product or to meet potential future demand. If our or any of our future collaborators’ manufacturers are unable to produce sufficient quantities of an approved product for commercialization, commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.

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

Even though Clazakizumab has been administered to over 1,000 patients, the MabXpress production system is a non-traditional antibody production platform and as we or any of our future collaborators produce product in commercial quantities, we or any such collaborators may experience unforeseen safety or other manufacturing issues which would adversely affect the commercialization of Clazakizumab. Under the terms of our collaboration agreement with BMS, if we notify BMS within 30 days of the Termination Date, BMS is obligated to provide us with an interim clinical supply of Clazakizumab for up to 20 months from the date of termination.

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

If any of our product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

•	the efficacy and potential advantages compared to alternative treatments;
•	the prevalence and severity of any side-effects;
•	the price we or any of our future collaborators charge for our products;
•	the availability of third-party coverage or reimbursement;
•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these new therapies; and
•	the size and effectiveness of our sales, marketing and distribution support.

If our product candidates are approved and do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable on a sustained basis.

We currently have no sales or distribution personnel or infrastructure and only limited marketing capabilities. If we are unable to develop a sales, marketing and distribution infrastructure on our own or through collaborations or other marketing arrangements, we will not be successful in commercializing ALD403, Clazakizumab or  any of our future products.

We do not currently have sales or distribution capabilities and have limited experience in the sale, marketing and distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. We plan to establish a sales force in the United States targeting high-prescribing neurologists and headache centers and work with collaborators in international markets to commercialize ALD403 globally, if it is approved. We are seeking a new partner for development of Clazakizumab and may work with one or more additional collaborators in the United States and international markets to commercialize Clazakizumab, if it is approved.

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

The regulations that govern marketing approvals, pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or any of our future collaborators might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in our products, even if our product candidates obtain regulatory approval.

Our and any of our future collaborators’ ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. The primary focus in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and these third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we or any of our future collaborators commercialize and, if reimbursement is available, what the level of reimbursement will be. Reimbursement may impact the demand for, or the price of, any product for which we or any of our future collaborators obtain approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with products administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we or any of our future collaborators may not be able to successfully commercialize any product that has been approved.

There may be significant delays in obtaining reimbursement for approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our or any of our future collaborators’ costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our or any of our future collaborators’ costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or any of our future collaborators’ inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for newly developed products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we or any of our future collaborators may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of patients from clinical trials or cancellation of trials;
•	significant costs to defend the related litigation;
•	substantial monetary awards;
•	loss of revenues; and
•	the inability to commercialize any products that we may develop.

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

If we do not successfully enter into future collaborations for the development and commercialization of product candidates our business may be harmed.

We may choose to enter into collaboration agreements with third parties with respect to our product candidates, including ALD 403 and Clazakizumab, for their development and commercialization in the United States or in international markets. We will have limited control over the amount and timing of resources that any of our future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend in part on any such collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates are subject to numerous risks, which may include the following:

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

Any termination, such as the termination by BMS of our Clazakizumab collaboration agreement, or disruption of any future collaboration could result in delayed development of product candidates, increased cost to develop product candidates or terminated of development of a product candidate.

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

We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply our product candidate, ALD 403 and expect to rely on CMOs to manufacture and supply our product candidate Clazakizumab. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers and may also face delays in the development and commercialization of our product candidates.

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

We currently rely on Fujifilm Diosynth Biotechnologies and Ajinomoto Althea Inc. to manufacture and provide us with clinical supplies of ALD403. Under the terms of our collaboration agreement with BMS, if we notify BMS within 30 days of the Termination Date, BMS is obligated to provide us with an interim clinical supply of Clazakizumab for up to 20 months from the date of termination.  If we decide not to have BMS provide us with such an interim supply or following the termination of BMS’s supply obligation, we will need to obtain additional clinical supplies of Clazakizumab.  Our agreements do not provide for an entire supply of the drug product necessary for all anticipated clinical trials or for full-scale commercialization. If we and our suppliers cannot agree to the terms and conditions for provision of the drug product necessary for our clinical and commercial supply needs, or if either terminates their agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, our clinical trials could be delayed until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would delay the development and impair the commercialization of ALD 403 and Clazakizumab. ALD403 and Clazakizumab are biologics and therefore require complex production processes. Transferring the production process to a new manufacturer would be particularly difficult, time-consuming and expensive and may not yield comparable product. Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities necessary to manufacture ALD403, Clazakizumab and any other product candidates we may develop is limited, and may be expensive and take a significant amount of time to arrange for alternative suppliers. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from our collaboration agreements will continue to be an important source of our revenues. Accordingly, our revenues will depend on development funding and the achievement of development and clinical milestones under any of our future collaboration arrangements, as well as any potential future license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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

As of September 30, 2014, we had 79 employees. Over the next several years, if our product candidates receive marketing approval, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales and marketing and other functional areas, including finance, accounting and legal. For example, if ALD403 is approved, we plan to build a 75 to 100 person sales force targeting high-prescribing neurologists and headache centers in the United States. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our success depends in large part on our and our licensors’ ability to obtain and maintain patent and other intellectual property protection in the United States and in other countries with respect to our proprietary antibody platform and products. In some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents or enforce the patents, covering technology or products that we license from third parties. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. In addition, if third parties who license patents to us fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated. Because certain intellectual property rights are shared between us and any of our future collaborators, it is possible that disputes may arise related to the distribution of those rights.

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

Risks Related to Government Regulation

The regulatory approval process is expensive, time consuming and uncertain and may prevent us or our any of our future collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a BLA from the FDA. We have not submitted an application or received marketing approval for any of our product candidates. Obtaining approval of BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and any of our future collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and any of our future collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side-effects, which could interrupt, delay or cause suspension of clinical trials of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

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

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or any of our future collaboration partners receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up trials to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Furthermore, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From the date of our initial public offering, or IPO, through the end of the third quarter of 2014, our closing stock price fluctuated between $9.91 and $20.34 per share.  The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;
•	introductions and announcements of future product candidates by us, any of our future collaborators, or our competitors, and the timing of these introductions or announcements;
•	actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing terms;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	the success of our efforts to discover, acquire or in-license additional products or product candidates;
•	developments concerning our future collaborations, including but not limited to those with our sources of manufacturing supply and our future collaborators;
•	manufacturing disruptions;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including litigation matters and our ability to obtain patent protection for our product candidates;
•	our ability or inability to raise additional capital and the terms on which we raise it;
•	the recruitment or departure of key personnel;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;
•	trading volume of our common stock;
•	sales of our common stock by us or our stockholders;
•	changes in our board of directors or key personnel;
•	the expiration of contractual lock-up agreements;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	general economic, industry and market conditions in the United States and abroad;
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•	the other risks described in this “Risk Factors” section.

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

As of October 28, 2014, we had outstanding 30,806,533 shares of common stock, of which 23,081,272 shares are currently restricted as a result of securities laws or lock-up agreements with the underwriters that prevent the holders of such shares from offering, selling, contracting to sell, pledging, or  otherwise disposing (indirectly or otherwise) of any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock, or entering into any swap hedge or other arrangements, subject to specified exceptions, for a period of 180 days after May 7, 2014. Our underwriters may, in their sole discretion, at any time, release all or any portion of the shares from the restrictions in this agreement. Moreover, holders of an aggregate of up to 20,914,137 shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

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

As of October 28, 2014, our executive officers and directors and their respective affiliated stockholders who own more than 5% of our outstanding common stock, in the aggregate, beneficially own shares representing approximately 51% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Use of Proceeds from Public Offering of Common Stock

On May 7, 2014, our registration statement on Form S-1 (No. 333-194672) was declared effective for our IPO.  There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.  As of September 30, 2014, we have used an estimated $12.8 million of the proceeds from our IPO for working capital and other general corporate purposes.   As of September 30, 2014, no portion of the proceeds from our initial public offering have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.  There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alder BioPharmaceuticals, Inc.
Date: November 3, 2014	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: November 3, 2014	By:	/s/ Larry K. Benedict
Larry K. Benedict
Senior Vice President, Finance
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.