Form 10-Q
period 2015-03-31
ALDER BIOPHARMACEUTICALS INC
filed 2015-05-07
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 4, 2015 the registrant had 37,956,328 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2015

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

.

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2015	2014
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$209,910	$46,795
Short-term investments	20,352	9,077
Accounts receivable	—	113
Prepaid expenses and other assets	11,342	4,758
Total current assets	241,604	60,743
Other assets	—	2,456
Property and equipment, net	1,338	1,160
Total assets	$242,942	$64,359
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,216	$1,911
Accrued liabilities	4,263	2,963
Deferred rent	142	135
Total current liabilities	6,621	5,009
Deferred rent	154	193
Total liabilities	6,775	5,202
Commitments and contingencies
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 37,939,438 and 30,996,526 shares issued and outstanding, respectively	4	3
Additional paid-in capital	387,758	196,082
Accumulated deficit	(151,559)	(136,906)
Accumulated other comprehensive loss	(36)	(22)
Total stockholders’ equity	236,167	59,157
Total liabilities and stockholders’ equity	$242,942	$64,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$4,782
Operating expenses
Research and development	11,035	7,020
General and administrative	3,677	3,160
Total operating expenses	14,712	10,180
Loss from operations	(14,712)	(5,398)
Other income
Interest income	59	3
Total other income	59	3
Net loss	$(14,653)	$(5,395)
Net loss per share - basic and diluted	$(0.40)	$(5.38)
Weighted average number of common shares used in net loss per share - basic and diluted	36,903,483	1,002,220

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)

Net loss	$(14,653)	$(5,395)
Other comprehensive income (loss):
Foreign currency translation income (loss), net of tax	(14)	7
Total other comprehensive income (loss)	(14)	7
Comprehensive loss	$(14,667)	$(5,388)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(14,653)	$(5,395)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	195	188
Loss on retirement of property and equipment	2	—
Stock-based compensation	910	148
Changes in operating assets and liabilities
Accounts receivable	113	225
Prepaid expenses and other assets	(4,164)	726
Accounts payable	305	(518)
Accrued liabilities	1,275	(296)
Deferred rent	(32)	63
Deferred revenue	—	(4,695)
Net cash used in operating activities	(16,049)	(9,554)
Investing activities
Purchases of investments	(12,750)	—
Proceeds from sales and maturities of investments	1,475	—
Purchases of property and equipment	(375)	(20)
Net cash used in investing activities	(11,650)	(20)
Financing activities
Proceeds from issuance of common stock, net of offering costs	190,770	—
Deferred offering costs	36	(756)
Proceeds from exercise of stock options	22	34
Net cash provided by (used in) financing activities	190,828	(722)
Effect of exchange rate changes on cash	(14)	7
Net increase (decrease) in cash and cash equivalents	163,115	(10,289)
Cash and cash equivalents
Beginning of period	46,795	23,227
End of period	$209,910	$12,938

Supplemental disclosures:
Offering costs included in accounts payable and accrued liabilities	$25	$560

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

In January 2015, the Company completed an underwritten public offering of 6,900,000 shares of common stock, which included 900,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at a price to the public of $29.50 per share.  The Company received approximately $190.7 million in net proceeds, after deducting underwriting discounts and commissions of $12.2 million and offering expenses of $0.6 million.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Alder BioPharmaceuticals, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2014 were derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. The Company manages its business as one operating segment; however, the Company operates in two geographic regions: United States (Bothell, WA) and Australia. Substantially all of the Company’s assets are located in, and revenues are generated in, the United States.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk and Major Collaborators

The Company is exposed to credit risk from its deposits of cash and cash equivalents and investments in excess of amounts insured by the Federal Deposit Insurance Corporation.

One of the Company’s collaborators accounted for nearly 100% of total revenues for the three months ended March 31, 2014. This collaborator accounted for 100% of total accounts receivable as of December 31, 2014.

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

In addition to the upfront payment of $85 million, the Company received an aggregate of $18.5 million in milestone payments from BMS and was reimbursed for clinical supply and development costs of $26.9 million. The Company recognized revenue relating to the deliverables in the agreement as a single unit of accounting using a time-based proportional performance model. The proportional performance model results in the recognition of the upfront license fee and other payments received under the arrangement over the estimated performance period based on the passage of time. As a result of the termination of the agreement, the estimated development period was adjusted to conclude as of the Termination Date, which was accounted for prospectively as a change in accounting estimate. In the three months ended March 31, 2014, the Company recognized revenue related to the BMS agreement in the amount of $4.8 million.

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

	Three Months Ended
	March 31,
	2015	2014
Net loss (in thousands)	$(14,653)	$(5,395)
Weighted-average common shares outstanding - basic and diluted	36,903,483	1,002,220
Net loss per share - basic and diluted	$(0.40)	$(5.38)

The following weighted average numbers of convertible preferred stock and outstanding stock options were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2015 and 2014 because including them would have had an anti-dilutive effect. Therefore, basic and diluted net loss per share were the same for all periods presented. The convertible preferred stock numbers shown in the table are on a common stock equivalent basis.

	Three Months Ended
	March 31,
	2015	2014
Convertible preferred stock	—	20,914,137
Stock options	2,846,627	2,171,792
	2,846,627	23,085,929

5.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized	Gross unrealized	Gross unrealized	Fair
	Cost	gains	losses	Value
	(in thousands)
Type of security as of March 31, 2015
Negotiable certificates of deposit maturing in one year or less	$20,360	$—	$8	$20,352
Total available-for-sale securities	$20,360	$—	$8	$20,352

Type of security as of December 31, 2014
Negotiable certificates of deposit maturing in one year or less	$9,085	$—	$8	$9,077
Total available-for-sale securities	$9,085	$—	$8	$9,077

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for sale securities in the three months ended March 31, 2015 and 2014.

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2015
Cash equivalents
Money market funds	$209,000	$—	$—	$209,000
Negotiable certificates of deposit	—	250	—	250
Short term investments
Negotiable certificates of deposit	—	20,352	—	20,352
	$209,000	$20,602	$—	$229,602

As of December 31, 2014
Cash equivalents
Money market funds	$46,113	$—	$—	$46,113
Short term investments
Negotiable certificates of deposit	—	9,077	—	9,077
	$46,113	$9,077	$—	$55,190

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K.

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

ALD403 is our novel monoclonal antibody targeted to calcitonin gene-related peptide, or CGRP, for migraine prevention. ALD403 has been evaluated in two completed clinical trials and three ongoing clinical trials. The table below summarizes the clinical trials completed to date or ongoing and the planned Phase 2b and pivotal trials.

Trial	Stage of Development	Trial Population	Study Locations	Subjects	Trial Status
ALD403	Phase 1	Healthy Subjects	Australia	104	Completed

ALD403	Proof-of-Concept Trial	Frequent Episodic Migraine	United States	163	Completed

ALD403	Phase 1	Healthy Subjects	Australia	60	On-going

ALD403	Phase 2b	Chronic Migraine	Various	600	On-going

ALD403	Phase 1	Healthy Subjects	Australia	60	On-going
ALD403	Phase 2b	Frequent Episodic Migraine	TBD	240	Planned
ALD403	Pivotal	Chronic and Frequent Episodic Migraine	TBD	800 – 1000	Planned

We have completed a three month double-blind, randomized, placebo-controlled proof-of-concept trial of ALD403 in 163 patients suffering from five to 14 migraine days per month, or frequent episodic migraine. We have initiated a Phase 2b dose-ranging trial for the preventative treatment of chronic migraines with an intravenous formulation and a Phase 1 study in healthy volunteers investigating different dose levels of ALD403 or placebo formulated for once per quarter self-administration, which we expect to report top-line data from in the second half of 2015.  Early in the second half of 2015, we plan to initiate a pivotal, double-blind, placebo-controlled, randomized, dose-ranging clinical trial utilizing an intravenous (IV) formulation of ALD403 administered quarterly for the treatment of both chronic and frequent episodic migraine. Following the data from one of the ongoing Phase 1 studies, we plan to initiate a Phase 2b double-blind, placebo-controlled, randomized, multi-dose, dose-ranging clinical trial utilizing ALD403 formulated for self-administration aimed at quarterly dosing in frequent episodic migraine patients. This trial will commence in the second half of 2015 with top-line data anticipated in the second half of 2016.

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

We recently designated ALD1613 as a product candidate to advance to IND enabling studies for the treatment of Cushing’s Disease. ALD1613 is currently at a preclinical stage of development. We are continuing to evaluate other disease indications where therapeutic antibodies have not previously played a role. We will continue to enhance our technologies to discover optimized product candidates that can be manufactured efficiently on a very large scale. We may seek to monetize our technology platform by consummating partnerships with leading biotechnology and pharmaceutical companies. We also intend to continue to deploy capital to selectively develop our own portfolio of product candidates.

We were incorporated in 2002 and have not generated any product revenue. Through March 31, 2015, our operations have been primarily funded by $111.4 million in private placements of our convertible preferred stock, $271.0 million of net proceeds in public offerings and $135.0 million in upfront payments, milestones and research and development payments from our collaborators and government grants.

As of March 31, 2015, we had an accumulated deficit of $151.6 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

●	conduct clinical trials of ALD403;
●	continue to evaluate our preclinical programs and advance at least one additional product candidate into the clinic;
●	enhance our proprietary antibody platform and conduct discovery and preclinical activities;
●	manufacture antibodies for our preclinical programs and clinical trials;
●	seek regulatory approval for our product candidates; and
●	operate as a public company.

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

Financial Operations Overview

Revenues

We did not recognize any revenue in the three months ended March 31, 2015. We recognized $4.8 million in revenue for the three months ended March 31, 2014, substantially all of which was derived from our collaboration with BMS, which was terminated effective December 29, 2014.  Upfront fees, milestone payments and reimbursed clinical supply and development costs received under our collaboration agreements are deferred and are recognized as revenues over the performance period using a time-based approach. As a result of the early termination of the BMS agreement, the estimated performance period was adjusted to reflect the December 29, 2014 termination date, which accelerated the recognition of revenue that had previously been deferred. We will not recognize any additional future revenue under the agreement with BMS.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Revenues

We did not recognize any revenue in the three months ended March 31, 2015. Revenues for the three months ended March 31, 2014 were $4.8 million and were derived primarily from our collaboration agreement with BMS, which was terminated effective December 29, 2014.  We will not recognize any additional future revenue under the BMS collaboration agreement.

Research and Development Expenses

Research and development expenses increased incurred in the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
	March 31,
	2015	2014	% change
	(dollars in thousands)
External costs:
ALD403	$4,936	$2,108	134%
ALD1613	416	—	—
Clazakizumab	21	467	(96%)
Unallocated internal costs:
Preclinical discovery and development	3,146	2,887	9%
Pharmaceutical operations	1,949	1,184	65%
Clinical development	567	374	52%
Total research and development expenses	$11,035	$7,020	57%

Research and development expenses increased by $4.0 million, or 57%, for the three months ended March 31, 2015 compared to the same period of 2014. During the three months ended March 31, 2015, external costs for ALD403 increased $2.8 million due to higher clinical trial costs incurred to advance our Phase 2 program for migraine.  Unallocated internal costs also increased by $1.2 million due to an increase in salaries expense and stock-based compensation in the 2015 period.

In August 2014, we regained the worldwide rights to clazakizumab from BMS.  BMS continues to be responsible until June 29, 2015 for all costs of the clinical trials that were initiated by BMS prior to August 29, 2014.  We are seeking a new partner to continue the clinical development of clazakizumab in autoimmune and inflammatory disease.

General and Administrative Expenses

General and administrative expenses increased by $0.5 million, or 16%, for the three months ended March 31, 2015 compared to the same period of 2014.  The increase was primarily due to increases in administrative costs and fees to operate as a public company and stock-based compensation.

Interest Income

The increase of $56,000 in interest income for the three months ended March 31, 2015 compared to the same period of 2014 was due to an increase in the average balances of cash, cash equivalents and investments.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our convertible preferred stock, payments from our collaboration partners and proceeds from offerings of our common stock.  As of March 31, 2015, we had available cash, cash equivalents and investments of $230.3 million, which consisted of cash, money market funds and negotiable certificates of deposit. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are currently focusing our resources on development of ALD403 and we are actively seeking a partner for clazakizumab. We plan to utilize any funds derived from such a partnership to further advance ALD403 and may also consider possible partnerships for ALD403 or sources of equity financing. We believe that our available cash, cash equivalents and investments will be sufficient to meet our projected operating requirements through 2016. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014

Net cash used in operating activities	$(16,049)	$(9,554)
Net cash used in investing activities	(11,650)	(20)
Net cash provided by (used in) financing activities	190,828	(722)

Cash Used in Operating Activities

Net cash used in operating activities in the three months ended March 31, 2015 and 2014 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $16.0 million during the three months ended March 31, 2015 compared to $9.6 million during the same period of 2014. The increase in cash used in operating activities in the three months ended March 31, 2015 compared to the same period of 2014 was driven primarily by an increase in net loss of $9.3 million and an increase in prepaid manufacturing costs of $4.9 million, offset in part by net changes in other components of working capital.

Cash Used in Investing Activities

Net cash used in investing activities was $11.7 million in the three months ended March 31, 2015 due primarily to purchases of investments and purchases of property and equipment, offset in part by sales and maturities of investments.  Net cash used in investing activities was $20,000 in the three months ended March 31, 2014 due primarily to purchases of property and equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2015 was $190.8 million due primarily to an underwritten public offering of our common stock in which we received proceeds of $190.7 million net of underwriting discounts, commissions and offering costs.  Net cash used in financing activities in the three months ended March 31, 2014 included $0.8 million of payments for deferred offering costs related to our IPO, offset in part by proceeds from stock option exercises.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the three months ended March 31, 2015.

Contractual Obligations

Our contractual obligations as of March 31, 2015 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$1,157	$567	$590	$—	$—
License agreements(2)	745	55	165	150	375
Purchase obligations(3)	5,152	5,152	—	—	—
Contract manufacturing obligations(4)	5,930	5,930	—	—	—
Total contractual obligations	$12,984	$11,704	$755	$150	$375

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Newly Adopted Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2015, we had cash, cash equivalents and investments of $230.3 million consisting of cash, money market accounts and negotiable certificates of deposit in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements and with our cash balance held by our Australian subsidiary which is denominated in Australian dollars. We generally transfer funds to our Australian subsidiary to fund operating needs within 30 days of disbursement. For the three months ended March 31, 2015 and 2014, the effect of the exposure to these fluctuations in foreign exchange rates was not material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the three months ended March 31, 2015, our net loss was $14.7 million and as of March 31, 2015, we had an accumulated deficit of $151.6 million.

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

We are focused on the advancement of ALD403 through the clinical development process, as well as the evaluation of future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our ALD403 development program or grant rights in the United States, as well as outside the United States, to ALD403 to one or more partners. As of March 31, 2015, we had $230.3 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations, including our ALD403 development program, through 2016. However, our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

Currently in the United States, there are relatively few medications approved for the prevention of frequent episodic and chronic migraines. Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Botox is approved for the prevention of chronic migraine but is also prescribed for frequent episodic migraine. There are also several other companies, including Amgen, Lilly and Labrys Biologics, or Labrys, which was acquired by Teva Pharmaceutical Industries Ltd. in July 2014, that have ongoing clinical trials for CGRP blocking therapies using monoclonal antibodies similar to ALD403. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. For example, we are aware that Amgen has initiated its Phase 2b clinical trial and may be able to initiate Phase 3 clinical trials as early as 2015.

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

For example, our Phase 2b clinical trial of ALD403 for the treatment of chronic migraine sufferers is expected to enroll approximately 600 patients at more than 60 sites throughout the world and our planned Phase 2b clinical trial for ALD403 for the treatment of frequent episodic migraine sufferers is expected to enroll approximately 240 patients. We have never previously conducted a trial of this magnitude and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the clinical trials within our projected time frame. Completing future migraine trials will require us to continue to activate new clinical trial sites and to enroll patients at forecasted rates at both new and existing clinical trial sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on experience with our last ALD403 clinical trial. However, there can be no assurance that those forecasts will be accurate or that we will complete, following collection of six month data, our next ALD403 trials on schedule. We anticipate obtaining primary endpoint data from the chronic migraine trial in the second half of 2015 and from the frequent episodic trial in the first half of 2016. During the initial months of this planned clinical trial, the number of clinical sites activated and the number of patients enrolled at each clinical site per month could be lower than we have forecasted and, as a result, we might need to make a number of adjustments to the clinical trial plan, including increasing the number of clinical trial sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the study within our anticipated time frame. If we experience delays in enrollment, our ability to complete the study could be materially adversely affected.

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

To date, the safety profile observed in the clazakizumab trials has been consistent with other previously approved anti-IL-6 inhibitors. The most frequent serious adverse events, or SAEs, for clazakizumab were serious infections. Additionally, patients in clinical trials for clazakizumab exhibited increases in mean total cholesterol without changes in HDL/LDL ratio, increases in hemoglobin, increases in liver function tests and decreases in neutrophils, a type of white blood cell, and platelets, which are expected from IL-6 inhibition.

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

Collaborations involving our product candidates are subject to numerous risks, which may include the following:

●	collaborators may have significant discretion in determining the efforts and resources that they will apply to collaborations;

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

As April 30, 2015, we had 87 employees. Over the next several years, if our product candidates receive marketing approval, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales and marketing and other functional areas, including finance, accounting and legal. For example, if ALD403 is approved, we plan to build a 75 to 100 person sales force targeting high-prescribing neurologists and headache centers in the United States. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The ACA, among other things:

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

While the U.S. Supreme Court upheld the constitutionality of most elements of the ACA in June 2012, other legal challenges are still pending final adjudication in several jurisdictions. In addition, Congress has also proposed a number of legislative initiatives, including possible repeal of the ACA. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. We cannot assure that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013 and will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

●

the federal transparency requirements under the ACA require certain manufacturers of drugs, devices, biologics and medical supplies to report to the U.S. Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;

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

The ACA, among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. From the date of our IPO through April 30, 2015, the reported sale price of our common stock has fluctuated between $9.50 and $32.30 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

In addition, as of March 31, 2015, we had options outstanding that, if fully exercised, would result in the issuance of 3,118,890 shares of common stock and there were also 3,882,134 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 551,864 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to additional automatic annual increases in the number of shares of common stock reserved for future issuance. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of March 31, 2015, holders of an aggregate of up to approximately 18.9 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As of March 31, 2015, our executive officers and directors and their respective affiliated stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 35.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these stockholders, if they choose to act together, will control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire, which in turn could depress our stock price and may prevent attempts by our stockholders to replace or remove the board of directors or management.

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

Use of Proceeds from Public Offering of Common Stock

On May 7, 2014, our registration statement on Form S-1 (No. 333-194672) was declared effective for our IPO.  There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.  As of March 31, 2015, we have used an estimated $40.7 million of the proceeds from our IPO for working capital and other general corporate purposes.   As of March 31, 2015, no portion of the proceeds from our initial public offering have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.  There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.

Item 6.	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.
3.2(2)	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.
4.1(3)	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
4.2(2)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
4.3(4)	Form of Common Stock Certificate.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
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

(4)

Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201201), filed with the Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alder BioPharmaceuticals, Inc.
Date: May 7, 2015	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: May 7, 2015	By:	/s/ Larry K. Benedict
Larry K. Benedict
Senior Vice President, Finance
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.
3.2(2)	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.
4.1(3)	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
4.2(2)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
4.3(4)	Form of Common Stock Certificate.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
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

(4)

Previously filed as an exhibit to the Registrant’s Registration Statement on Form S-1, as amended (File No. 333-201201), filed with the Securities and Exchange Commission on December 22, 2014 and incorporated herein by reference.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.