Form 10-Q
period 2015-06-30
ALDER BIOPHARMACEUTICALS INC
filed 2015-08-05
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 31, 2015 the registrant had 43,510,641 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2015

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

.

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2015	2014
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$407,966	$46,795
Short-term investments	20,447	9,077
Accounts receivable	—	113
Prepaid expenses and other assets	13,652	4,758
Total current assets	442,065	60,743
Other assets	12	2,456
Property and equipment, net	1,419	1,160
Total assets	$443,496	$64,359
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,354	$1,911
Accrued liabilities	4,211	2,963
Deferred rent	149	135
Total current liabilities	6,714	5,009
Deferred rent	112	193
Total liabilities	6,826	5,202
Commitments and contingencies
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 43,502,186 and 30,996,526 shares issued and outstanding, respectively	4	3
Additional paid-in capital	605,920	196,082
Accumulated deficit	(169,214)	(136,906)
Accumulated other comprehensive loss	(40)	(22)
Total stockholders’ equity	436,670	59,157
Total liabilities and stockholders’ equity	$443,496	$64,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$4,703	$—	$9,485
Operating expenses
Research and development	14,088	9,377	25,123	16,397
General and administrative	3,930	2,736	7,607	5,896
Total operating expenses	18,018	12,113	32,730	22,293
Loss from operations	(18,018)	(7,410)	(32,730)	(12,808)
Other income
Interest income	74	9	133	12
Foreign currency gain	289	—	289	—
Total other income	363	9	422	12
Net loss	$(17,655)	$(7,401)	$(32,308)	$(12,796)
Net loss per share - basic and diluted	$(0.46)	$(0.40)	$(0.86)	$(1.30)
Weighted average number of common shares used in net loss per share - basic and diluted	38,162,226	18,556,561	37,536,331	9,827,883

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)

Net loss	$(17,655)	$(7,401)	$(32,308)	$(12,796)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	10	(30)	10	(30)
Foreign currency translation income (loss), net of tax	(14)	4	(28)	11
Total other comprehensive loss	(4)	(26)	(18)	(19)
Comprehensive loss	$(17,659)	$(7,427)	$(32,326)	$(12,815)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Operating activities
Net loss	$(32,308)	$(12,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	385	355
Loss on retirement of property and equipment	2	—
Stock-based compensation	2,306	388
Changes in operating assets and liabilities
Accounts receivable	113	259
Prepaid expenses and other assets	(6,486)	(2,155)
Accounts payable	443	448
Accrued liabilities	1,129	(551)
Deferred rent	(67)	179
Deferred revenue	—	(9,298)
Net cash used in operating activities	(34,483)	(23,171)
Investing activities
Purchases of investments	(19,750)	(10,045)
Proceeds from maturities of investments	8,140	—
Proceeds from sales of investments	250	—
Purchases of property and equipment	(646)	(312)
Net cash used in investing activities	(12,006)	(10,357)
Financing activities
Proceeds from issuance of common stock, net of offering costs	406,824	80,511
Deferred offering costs	36	—
Proceeds from exercise of stock options and employee stock purchase plan	828	36
Net cash provided by financing activities	407,688	80,547
Effect of exchange rate changes on cash	(28)	11
Net increase in cash and cash equivalents	361,171	47,030
Cash and cash equivalents
Beginning of period	46,795	23,227
End of period	$407,966	$70,257

Supplemental disclosures:
Offering costs included in accounts payable and accrued liabilities	$119	$252

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Initial Public Offering and 2015 Stock Offerings

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

In June 2015, the Company completed an underwritten public offering of 5,168,539 shares of common stock, which included 674,157 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at a price to the public of $44.50 per share.  The Company received approximately $216.0 million in net proceeds, after deducting underwriting discounts and commissions of $13.8 million and offering expenses of $0.2 million.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk and Major Collaborators

The Company is exposed to credit risk from its deposits of cash and cash equivalents and investments in excess of amounts insured by the Federal Deposit Insurance Corporation.

One of the Company’s collaborators accounted for nearly 100% of total revenues for the three and six months ended June 30, 2014. This collaborator accounted for 100% of total accounts receivable as of December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted, however, entities are allowed to apply the new revenue standard for annual reporting periods beginning after the original effective date of December 15, 2016, and retrospective application is required. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

As an “emerging growth company,” the Jumpstart our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.  We will no longer be able to take advantage of this exemption beginning on December 31, 2015, when we will be deemed a large accelerated filer and, as a result, cease to be an “emerging growth company”.

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

In addition to the upfront payment of $85 million, the Company received an aggregate of $18.5 million in milestone payments from BMS and was reimbursed for clinical supply and development costs of $26.9 million. The Company recognized revenue relating to the deliverables in the agreement as a single unit of accounting using a time-based proportional performance model. The proportional performance model results in the recognition of the upfront license fee and other payments received under the arrangement over the estimated performance period based on the passage of time. As a result of the termination of the agreement, the estimated development period was adjusted to conclude as of the Termination Date, which was accounted for prospectively as a change in accounting estimate. In the three and six months ended June 30, 2014, the Company recognized revenue related to the BMS agreement in the amount of $4.8 million and $9.5 million, respectively.

BMS was responsible through June 29, 2015 for all costs of the clinical trials that were initiated prior to August 29, 2014. On the Termination Date, all rights granted to BMS with respect to clazakizumab terminated and reverted to the Company, and BMS granted to our wholly owned subsidiary, AlderBio Holdings LLC (“AlderBio”), an exclusive license, with the right to grant sublicenses, under certain BMS intellectual property solely to make, have made, use, import, export, offer for sale, and sell clazakizumab. BMS is obligated to transfer to the Company the Investigational New Drug Application that BMS filed for clazakizumab with the U.S. Food and Drug Administration and all material data related to clazakizumab that has not previously been transferred to the Company. The Company has the right to purchase all of BMS’ existing manufactured drug supply of clazakizumab at cost and, at the Company’s request, BMS is obligated to use diligent efforts to supply the Company with clazakizumab until the earlier of 20 months after December 29, 2014, or the date that the Company obtains an alternative source of supply.

The Company will be required to pay a low single-digit royalty to BMS on sales of clazakizumab unless the regulatory approval of clazakizumab is not based in whole or in part upon data from BMS’s Phase 2b clinical trial(s) in rheumatoid arthritis and psoriatic arthritis. Aside from those clinical trial expenses that BMS is obligated to pay after the Termination Date, the Company is responsible for performing and funding any new clazakizumab development and clinical trial activities, which could significantly delay or result in the discontinuation of the development of clazakizumab.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss (in thousands)	$(17,655)	$(7,401)	$(32,308)	$(12,796)
Weighted-average common shares outstanding - basic and diluted	38,162,226	18,556,561	37,536,331	9,827,883
Net loss per share - basic and diluted	$(0.46)	$(0.40)	$(0.86)	$(1.30)

The following weighted average numbers of convertible preferred stock and outstanding stock options were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2015 and 2014 because including them would have had an anti-dilutive effect. Therefore, basic and diluted net loss per share were the same for all periods presented. The convertible preferred stock numbers shown in the table are on a common stock equivalent basis.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Convertible preferred stock	—	8,503,550	—	14,674,560
Stock options	2,995,626	2,294,397	2,921,538	2,232,866
	2,995,626	10,797,947	2,921,538	16,907,426

5.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized	Gross unrealized	Gross unrealized	Fair
	Cost	gains	losses	Value
	(in thousands)
Type of security as of June 30, 2015
Negotiable certificates of deposit maturing in one year or less	$20,445	$2	$—	$20,447
Total available-for-sale securities	$20,445	$2	$—	$20,447

Type of security as of December 31, 2014
Negotiable certificates of deposit maturing in one year or less	$9,085	$—	$8	$9,077
Total available-for-sale securities	$9,085	$—	$8	$9,077

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for sale securities in the three or six months ended June 30, 2015 and 2014.

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2015
Cash equivalents
Money market funds	$402,843	$—	$—	$402,843
Short term investments
Negotiable certificates of deposit	—	20,447	—	20,447
	$402,843	$20,447	$—	$423,290

As of December 31, 2014
Cash equivalents
Money market funds	$46,113	$—	$—	$46,113
Short term investments
Negotiable certificates of deposit	—	9,077	—	9,077
	$46,113	$9,077	$—	$55,190

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

ALD403 is our novel monoclonal antibody targeted to calcitonin gene-related peptide, or CGRP, for migraine prevention. ALD403 has been evaluated in two completed clinical trials and three ongoing clinical trials. The table below summarizes the clinical trials completed to date or ongoing and the planned pivotal and Phase 2b trials.

Trial	Formulation	Stage of Development	Trial Population	Study Locations	Subjects	Trial Status
ALD403	Infusion	Phase 1	Healthy Subjects	Australia	104	Completed

ALD403	Infusion	Proof-of-Concept Trial	High Frequency Migraine	United States	163	Completed

ALD403	Infusion	Phase 2b	Chronic Migraine	Various	600	On-going

ALD403	Infusion	Pivotal	High Frequency Migraine	Various	600	Planned

ALD403	Infusion	Pivotal	Chronic Migraine	Various	450	Planned

ALD403	Self-administration	Phase 1	Healthy Subjects	Australia	60	On-going

ALD403	Self-administration	Phase 1	Healthy Subjects	Australia	60	On-going

ALD403	Self-administration	Phase 2b	High Frequency Migraine	TBD	240	Planned

We have completed a three month double-blind, randomized, placebo-controlled proof-of-concept trial of ALD403 in 163 patients suffering from five to 14 migraine days per month, or high frequency migraine. We have initiated a Phase 2b dose-ranging trial for the preventative treatment of chronic migraines with an intravenous formulation and a Phase 1 study in healthy volunteers investigating different dose levels of ALD403 or placebo formulated for once per quarter self-administration, which we expect to report top-line data from in the second half of 2015.  Early in the second half of 2015, we plan to initiate a pivotal, double-blind, placebo-controlled, randomized, dose-ranging clinical trial utilizing an intravenous (IV) formulation of ALD403 administered quarterly for the treatment of both chronic and high frequency migraine. Following the data from one of the ongoing Phase 1 studies, we plan to initiate a Phase 2b double-blind, placebo-controlled, randomized, multi-dose, dose-ranging clinical trial utilizing ALD403 formulated for self-administration aimed at quarterly dosing in high frequency migraine patients. This trial will commence in the second half of 2015 with top-line data anticipated in the second half of 2016.

Clazakizumab, also known as ALD518, is a novel monoclonal antibody that inhibits the pro-inflammatory cytokine interleukin-6, or IL-6, for the treatment of both rheumatoid arthritis, or RA, and psoriatic arthritis, or PsA. In November 2009, we entered into a license and collaboration agreement with BMS, under which we granted BMS worldwide exclusive rights to develop and commercialize clazakizumab for all indications other than cancer. On August 29, 2014, BMS notified us that it had elected to terminate the license and collaboration agreement effective as of December 29, 2014, or the Termination Date, at which time all rights to clazakizumab were returned to us. Under the terms of the agreement, BMS was responsible for the costs of ongoing clinical studies, including the Phase 2b dose-ranging trial, until June 29, 2015. We are seeking a partner or other strategic alternatives for clazakizumab.

ALD1613 is a genetically engineered monoclonal antibody developed by us that is designed to specifically inhibit Adrenocorticotropic Hormone, or ACTH, for the treatment of Cushing’s Disease. This disease is driven by long-term exposure to cortisol as a result of increased expression of ACTH produced by a pituitary tumor. We believe a novel, mechanism-based approach to address Cushing’s Disease using a monoclonal antibody targeted to ACTH that diminishes the overproduction of cortisol with a sound safety profile would provide a significant advantage over the current standard of care and provide an important new therapeutic option to both patients and physicians. ALD1613 is currently at a preclinical stage of development.

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

We were incorporated in 2002 and have not generated any product revenue. Through June 30, 2015, our operations have been primarily funded by $487.0 million of net proceeds in public offerings, $111.4 million in private placements of our convertible preferred stock and $135.0 million in upfront payments, milestones and research and development payments from our collaborators and government grants.

As of June 30, 2015, we had an accumulated deficit of $169.2 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenues

We did not recognize any revenue in the three or six months ended June 30, 2015. We recognized $4.7 million and $9.5 million in revenue for the three and six months ended June 30, 2014, respectively, substantially all of which was derived from our collaboration with BMS, which was terminated effective December 29, 2014.  Upfront fees, milestone payments and reimbursed clinical supply and development costs received under our collaboration agreements are deferred and are recognized as revenues over the performance period using a time-based approach. As a result of the early termination of the BMS agreement, the estimated performance period was adjusted to reflect the December 29, 2014 termination date, which accelerated the recognition of revenue that had previously been deferred. We will not recognize any additional future revenue under the agreement with BMS.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Revenues

We did not recognize any revenue in the three and six months ended June 30, 2015. Revenues for the three and six months ended June 30, 2014 were $4.7 million and $9.5 million, respectively, and were derived primarily from our collaboration agreement with BMS, which was terminated effective December 29, 2014.  We will not recognize any additional future revenue under the BMS collaboration agreement.

Research and Development Expenses

Research and development expenses incurred in the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2015	2014	% change	2015	2014	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
ALD403	$6,259	$4,291	46%	$11,195	$6,399	75%
ALD1613	1,629	—	—	2,056	—	—
Clazakizumab	57	528	(89%)	78	995	(92%)
Unallocated internal costs:
Preclinical discovery and development	3,195	2,906	10%	6,330	5,793	9%
Pharmaceutical operations	2,313	1,280	81%	4,262	2,464	73%
Clinical development	635	372	71%	1,202	746	61%
Total research and development expenses	$14,088	$9,377	50%	$25,123	$16,397	53%

Research and development expenses increased by $4.7 million, or 50%, for the three months ended June 30, 2015 compared to the same period of 2014. During the three months ended June 30, 2015, external costs for ALD403 increased $2.0 million.  The increased level of spending was due to an additional $3.4 million in clinical trial costs incurred to advance our Phase 2 program for migraine, offset by a $1.4 million decrease in manufacturing costs.  External costs for ALD1613 included an additional $1.6 million for costs related to drug supply to advance our preclinical program for Cushing’s Disease.  Unallocated internal costs also increased by $1.6 million due to an increase in salaries expense and stock-based compensation in the 2015 period as a result of an increase in our research and development headcount to support our planned pivotal trials.

Research and development expenses increased by $8.7 million, or 53%, for the six months ended June 30, 2015 compared to the same period of 2014. During the six months ended June 30, 2015, external costs for ALD403 increased $4.8 million.  The increased level of spending was due to an additional $5.7 million in clinical trial costs incurred to advance our Phase 2 program for migraine, offset by a $1.1 million decrease in manufacturing costs.  External costs for ALD1613 included an additional $2.1 million for costs related to drug supply to advance our preclinical program for Cushing’s Disease.  Unallocated internal costs also increased by $2.8 million due to an increase in salaries expense and stock-based compensation in the 2015 period as a result of an increase in our research and development headcount to support our planned pivotal trials.

In August 2014, we regained the worldwide rights to clazakizumab from BMS.  BMS was responsible through June 29, 2015 for all costs of the clinical trials that were initiated by BMS prior to August 29, 2014.  We are seeking a partner or other strategic alternatives for clazakizumab.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 44%, for the three months ended June 30, 2015 compared to the same period of 2014.  The increase was primarily due to increases in salaries and stock-based compensation and additional administrative costs and fees to operate as a public company.

General and administrative expenses increased by $1.7 million, or 29%, for the six months ended June 30, 2015 compared to the same period of 2014.  The increase was primarily due to increases in salaries and stock-based compensation and additional administrative costs and fees to operate as a public company.

Interest Income

The increases in interest income for the three and six months ended June 30, 2015 compared to the same periods of 2014 were due to  increases in the average balances of cash, cash equivalents and investments.

Foreign Currency Gain

We recognized a net foreign currency gain of $0.3 million for the three months and six months ended June 30, 2015. We maintain a bank account denominated in British pounds for purposes of settling certain obligations arising outside the United States.

This gain primarily reflects the impact of an increase in the exchange rate for British pounds relative to U.S. dollars during the three months ended June 30, 2015.  We did not recognize a net foreign currency gain for the three and six months ended June 30, 2014 because we did not maintain such bank account in 2014.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our collaboration partners.  As of June 30, 2015, we had available cash, cash equivalents and investments of $428.4 million, which consisted of cash, money market funds and negotiable certificates of deposit. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are currently focusing our resources on development of ALD403 and on the preclinical development of ALD1613.  We may consider possible partnerships for our product candidates or sources of additional equity financing. We believe that our available cash, cash equivalents and investments will be sufficient to meet our projected operating requirements through 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

●	initiate or continue clinical trials of ALD403, our novel monoclonal antibody for prevention of migraine;

●	seek a partner or other strategic alternatives for clazakizumab;

●	continue the research and development of our product candidates;

●	seek to discover additional product candidates;

●	seek regulatory approvals for our product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize products which receive regulatory approval;

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

We may consider partnering one or more of our product candidates for further clinical development and commercialization. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we do need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are not able to secure adequate additional funding we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. Any of these actions could harm our business, results of operations and future prospects.

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2015	2014

Net cash used in operating activities	$(34,483)	$(23,171)
Net cash used in investing activities	(12,006)	(10,357)
Net cash provided by financing activities	407,688	80,547

Net Cash Used in Operating Activities

Net cash used in operating activities in the six months ended June 30, 2015 and 2014 resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $34.5 million during the six months ended June 30, 2015 compared to $23.2 million during the same period of 2014. The $11.3 million increase in net cash used in operating activities in the six months ended June 30, 2015 compared to the same period of 2014 was driven primarily by an increase in net loss of $19.3 million and an increase in prepaid manufacturing costs related to our ALD403 and ALD1613 programs under development of $4.3 million, offset by a decrease in deferred revenue of $9.3 million related to our former agreement with BMS, and by other net changes in components of working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities was $12.0 million in the six months ended June 30, 2015 due primarily to purchases of investments, offset in part by sales and maturities of investments.  Net cash used in investing activities was $10.4 million in the six months ended June 30, 2014 due primarily to purchases of investments.  Purchases of property and equipment used cash of $0.6 million and $0.3 million in the six months ended June 30, 2015 and 2014, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2015 was $407.7 million due primarily to two underwritten public offerings of our common stock in which we received proceeds of $406.8 million net of underwriting discounts, commissions and offering costs.  Cash provided by financing activities in the six months ended June 30, 2014 was $80.5 million due primarily to our IPO.  As of June 30, 2015 and 2014, we incurred $0.1 million and $0.3 million, respectively, in offering costs which were included in accounts payable and accrued liabilities.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the six months ended June 30, 2015.

Contractual Obligations

Our contractual obligations as of June 30, 2015 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$1,354	$677	$677	$—	$—
License agreements(2)	745	55	165	150	375
Purchase obligations(3)	6,593	6,593	—	—	—
Contract manufacturing obligations(4)	7,611	7,611	—	—	—
Total contractual obligations	$16,303	$14,936	$842	$150	$375

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended June 30, 2015, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Newly Adopted Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

JOBS Act

As an “emerging growth company,” the Jumpstart our Business Startups Act, or the JOBS Act, allows us to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies. We will no longer be able to take advantage of this exemption beginning on December 31, 2015, when we will be deemed a large accelerated filer and, as a result, cease to be an “emerging growth company.”

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2015, we had cash, cash equivalents and investments of $428.4 million consisting of cash, money market accounts and negotiable certificates of deposit in highly rated financial institutions in the United States. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. However, because our investments are primarily short-term in duration, we believe that our exposure to interest rate risk is not significant and a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio. We actively monitor changes in interest rates.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements. We manage a portion of these cash flow exposures through the purchase of British pounds. Our holdings in British pounds are marked to market at the end of each period and any change is recorded as gains or losses in the consolidated statements of operations. As of June 30, 2015, we held the U.S. dollar equivalent of $4.5 million in British pounds. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pound from the June 30, 2015 rate would have increased/decreased our unrealized foreign currency loss on our holdings of British pounds by approximately $0.4 million. We generally transfer funds to our Australian subsidiary to fund operating needs within 30 days of disbursement. The cash balance held by our Australian subsidiary is denominated in Australian dollars and is also subject to exposure due to fluctuations in exchange rates. For the three and six months ended June 30, 2015, we recorded a foreign currency gain of $0.3 million in our consolidated statements of operations.  For the three and six months ended June 30, 2014, the effect of the exposure to fluctuations in foreign exchange rates was not material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the six months ended June 30, 2015, our net loss was $32.3 million and as of June 30, 2015, we had an accumulated deficit of $169.2 million.

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

●

entering into collaboration agreements with third parties with respect to our product candidates for their development and commercialization in the United States or in international markets, and the continued financial and other support of these third parties under such collaboration agreements;

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

The termination of our clazakizumab collaboration agreement with BMS means that any further development of clazakizumab will require significant alternative resources, and in the event that we do not find a collaborator or other strategic alternative, we expect the development of clazakizumab to be discontinued for the foreseeable future.

On August 29, 2014, BMS terminated our collaboration agreement for the development and commercialization of clazakizumab. The termination of this collaboration agreement became effective on December 29, 2014, and BMS is not responsible for funding any new clazakizumab development and clinical trial activities undertaken after June 29, 2015. Any such further development will require significant resources to develop and commercialize clazakizumab, and we do not believe that such further development is possible in the foreseeable future without a new collaborator or other strategic alternative.

We will need additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all, which would force us to delay, reduce or suspend our research and development programs and other operations or commercialization efforts.

We are focused on the advancement of ALD403 through the clinical development process, as well as the evaluation of future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our ALD403 development program or grant rights in the United States, as well as outside the United States, to ALD403 to one or more partners. As of June 30, 2015, we had $428.4 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations, including our ALD403 development program, through 2017. However, our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

ALD403 is our only product candidate we currently have in clinical trials. We have invested a significant portion of our efforts and financial resources into the development of ALD403 to prevent migraines. Our ability to generate revenues from products, which we do not expect to occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of our product candidates. The success of these product candidates will depend on several factors, including the following:

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to ALD403 and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Biologics, like ALD403, require the submission of a Biologics License Application, or BLA, to the FDA and such product candidates are not permitted to be marketed in the United States until approval from the FDA of a BLA for that product has been obtained. A BLA must be supported by extensive preclinical and clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA. We have not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for ALD403 and our future product candidates.

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

Clazakizumab has been developed for the treatment of the autoimmune disorders rheumatoid arthritis, or RA, and psoriatic arthritis, or PsA. Several large pharmaceutical and biotechnology companies currently market and sell biologics for the treatment of RA, including BMS’s Orencia. The current standard of care for the treatment of RA after the immunosuppressive drug methotrexate, or MTX, is biologic therapy. Currently the market for biologic therapy is dominated by anti-TNFs, primarily Humira and Enbrel. In addition, there are several other agents currently in development, including monoclonal antibody therapies that modulate IL-6-biology and other oral medications. As a result, marketing clazakizumab may be difficult in this competitive market.

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

For example, our Phase 2b clinical trial of ALD403 for the treatment of chronic migraine sufferers is expected to enroll approximately 600 patients at more than 60 sites throughout the world and our planned Phase 2b clinical trial for ALD403 for the treatment of high frequency migraine sufferers is expected to enroll approximately 240 patients. We have never previously conducted a trial of this magnitude and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the clinical trials within our projected time frame. Completing future migraine trials will require us to continue to activate new clinical trial sites and to enroll patients at forecasted rates at both new and existing clinical trial sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on experience with our last ALD403 clinical trial. However, there can be no assurance that those forecasts will be accurate or that we will complete, following collection of six month data, our next ALD403 trials on schedule. We anticipate obtaining primary endpoint data from the chronic migraine trial in the second half of 2015 and from the high frequency trial in the first half of 2016. During the initial months of this planned clinical trial, the number of clinical sites activated and the number of patients enrolled at each clinical site per month could be lower than we have forecasted and, as a result, we might need to make a number of adjustments to the clinical trial plan, including increasing the number of clinical trial sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the study within our anticipated time frame. If we experience delays in enrollment, our ability to complete the study could be materially adversely affected.

While the Phase 2b, dose-ranging clinical trial for clazakizumab in RA has been fully enrolled with approximately 140 patients, any future collaborator or other party developing clazakizumab will need to recruit over 1,000 patients at numerous sites throughout the world to complete the multiple Phase 3 trials that would be required by the FDA for approval of clazakizumab in RA. There can be no assurance that any other party will commit the resources required to activate the number of trial sites, and enroll the number of patients, required to complete these clinical trials in a timely manner or at all. Even if any such other party commits significant resources to activating sites and enrolling RA patients, the pace of enrollment could be adversely affected by competition with other trials enrolling RA patients. A slower pace of enrollment could increase the development costs for clazakizumab which could adversely affect the development of clazakizumab in RA, or at all.

If serious adverse side-effects, or SAEs, are identified during the development of any of our product candidates, we or any of our future collaborators may need to abandon development of that product candidate.

Our lead product candidate is still in clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective and safe enough to receive regulatory approval.

With respect to ALD403, while we have observed few SAEs to date, ALD403 has only been evaluated in a limited number of patients. The observed SAEs to date include inguinal hernia, kidney infection, transient ischemic attack, which is a precursor to stroke, conversion disorder, which is a mental health condition in which a person has blindness, paralysis, or other nervous system symptoms that cannot be explained by medical evaluation, chest pain, shortness of breath and wound infection. Each of these events was observed a single time in the ALD403 trial. The clinical investigator concluded that all of these events were found to be unrelated to ALD403. We have observed some itching and redness injection-site reactions (ISRs) in our Phase 1 study of a subcutaneous injection of ALD403.  Additional studies or requirements from the FDA for future studies may be necessary to address these ISRs.

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

The process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Manufacturing biologics, such as ALD 403, is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We utilize third-party contract manufacturers to produce ALD403 using our proprietary yeast production technology.

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

We currently have no sales or distribution personnel or infrastructure and only limited marketing capabilities. If we are unable to develop a sales, marketing and distribution infrastructure on our own or through collaborations or other marketing arrangements, we will not be successful in commercializing ALD403 or any of our future products.

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

We are using our proprietary antibody platform for the selection and manufacturing of monoclonal antibodies. We used this platform to create our lead product candidate, ALD403, as well as clazakizumab and ALD1613 and the other future product candidates that we are currently evaluating. We are at an early stage of development and our platform has not yet, and may never, lead to approved or commercially successful products. Even if we are successful in continuing to build our pipeline, the future product candidates that we evaluate may not be suitable for clinical development, including as a result of their harmful side-effects, limited efficacy or other characteristics that make it unlikely such product candidates will receive regulatory approval or achieve commercial success. If we do not successfully develop and commercialize product candidates using our proprietary antibody platform, we may not be able to obtain product or collaboration revenues in future periods, which would harm our business and prospects.

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

We may choose to enter into collaboration agreements with third parties with respect to our product candidates, including ALD403, for their development and commercialization in the United States or in international markets. We will have limited control over the amount and timing of resources that any of our future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend in part on any such collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We rely on third-party contract manufacturing organizations, or CMOs, to manufacture and supply ALD403. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers and may also face delays in the development and commercialization of our product candidates.

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

We currently rely on Fujifilm Diosynth Biotechnologies and Ajinomoto Althea Inc. to manufacture and provide us with clinical supplies of ALD403. Our agreements do not provide for an entire supply of the drug product necessary for all anticipated clinical trials or for full-scale commercialization. If we and our suppliers cannot agree to the terms and conditions for provision of the drug product necessary for our clinical and commercial supply needs, or if either terminates their agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, our clinical trials could be delayed until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would delay the development and impair the commercialization of ALD403. ALD403 is a biologic and therefore require complex production processes. Transferring the production process to a new manufacturer would be particularly difficult, time-consuming and expensive and may not yield comparable product. Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities necessary to manufacture ALD403 and any other product candidates we may develop is limited, and may be expensive and take a significant amount of time to arrange for alternative suppliers. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

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

As of December 31, 2014, we had U.S. net operating loss carryforwards, or NOLs, of $134.0 million, which may be used to offset future taxable income or offset income taxes due. In addition, we have U.S. research and development tax credit carryforwards of $6.5 million. These NOLs and tax credit carryforwards expire in various years beginning in 2024, if not utilized. Utilization of the NOLs and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 and 383 of the Internal Revenue Code. We performed a section 382 ownership analysis through 2009 and determined that an ownership change occurred in 2005. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. We have not completed a study to determine the impact of our 2015 public offerings, our initial public offering, or IPO, our private placement in 2012 or other transactions which have occurred since the 2009 analysis, on our NOLs and tax credit carryforwards under Sections 382 and 383 of the Code. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

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

Prior to receiving approval to commercialize any of our product candidates in the United States or abroad, we and any of our future collaboration partners must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA and other regulatory authorities abroad, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we and any of our future collaboration partners believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. Administering any of our product candidates to humans may produce undesirable side-

effects, which could interrupt, delay or cause suspension of clinical trials of our product candidates and result in the FDA or other regulatory authorities denying approval of our product candidates for any or all targeted indications.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. In the six months ended June 30, 2015, the reported sale price of our common stock has fluctuated between $22.23 and $53.14 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

In addition, as of June 30, 2015, we had options outstanding that, if fully exercised, would result in the issuance of 2,845,035 shares of common stock and there were also 3,442,198 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 514,241 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to additional automatic annual increases in the number of shares of common stock reserved for future issuance. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of June 30, 2015, holders of an aggregate of up to approximately 18.9 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we intend take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an “emerging growth company” at the end of our current fiscal year, as we will be deemed to be a “large accelerated filer” as defined in the Exchange Act. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel will need to devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. We expect these costs, difficulties and demands to increase after we are no longer an “emerging growth company” starting with our next fiscal year. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we expect to avail ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. We will no longer be able to take advantage of this exemption beginning on December 31, 2015, when we will be deemed a large accelerated filer and, as a result, cease to be an “emerging growth company.” When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. Our compliance with applicable provisions of Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Use of Proceeds from Public Offering of Common Stock

On May 7, 2014, our registration statement on Form S-1 (No. 333-194672) was declared effective for our IPO.  There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.  As of June 30, 2015, we have used an estimated $58.6 million of the proceeds from our IPO for working capital and other general corporate purposes.   As of June 30, 2015, no portion of the proceeds from our initial public offering have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.  There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.

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

Alder BioPharmaceuticals, Inc.
Date: August 5, 2015	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: August 5, 2015	By:	/s/ Larry K. Benedict
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