Form 10-Q
period 2015-09-30
ALDER BIOPHARMACEUTICALS INC
filed 2015-11-05
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 30, 2015 the registrant had 43,611,531 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2015

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

.

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2015	2014
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$234,007	$46,795
Short-term investments	72,176	9,077
Accounts receivable	—	113
Prepaid expenses and other assets	13,641	4,758
Total current assets	319,824	60,743
Long-term investments	102,009	—
Other assets	3,115	2,456
Property and equipment, net	1,309	1,160
Total assets	$426,257	$64,359
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,733	$1,911
Accrued liabilities	6,629	2,963
Deferred rent	156	135
Total current liabilities	14,518	5,009
Deferred rent	72	193
Total liabilities	14,590	5,202
Commitments and contingencies
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 43,603,086 and 30,996,526 shares issued and outstanding, respectively	4	3
Additional paid-in capital	607,834	196,082
Accumulated deficit	(196,211)	(136,906)
Accumulated other comprehensive income (loss)	40	(22)
Total stockholders’ equity	411,667	59,157
Total liabilities and stockholders’ equity	$426,257	$64,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$38,784	$—	$48,269
Operating expenses
Research and development	22,852	7,047	47,975	23,444
General and administrative	4,318	3,158	11,925	9,054
Total operating expenses	27,170	10,205	59,900	32,498
Income (loss) from operations	(27,170)	28,579	(59,900)	15,771
Other income
Interest income	248	18	381	30
Foreign currency gain (loss)	(159)	—	130	—
Other income	84	49	84	49
Total other income	173	67	595	79
Net income (loss)	$(26,997)	$28,646	$(59,305)	$15,850
Net income (loss) per share - basic	$(0.62)	$0.93	$(1.50)	$0.93
Net income (loss) per share - diluted	$(0.62)	$0.88	$(1.50)	$0.56
Weighted average number of common shares used in net income (loss) per share - basic	43,525,888	30,805,163	39,554,790	17,006,362
Weighted average number of common shares used in net income (loss) per share - diluted	43,525,888	32,513,113	39,554,790	28,240,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$(26,997)	$28,646	$(59,305)	$15,850
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	72	14	82	(16)
Foreign currency translation income (loss), net of tax	8	(8)	(20)	3
Total other comprehensive income (loss)	80	6	62	(13)
Comprehensive income (loss)	$(26,917)	$28,652	$(59,243)	$15,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Operating activities
Net income (loss)	$(59,305)	$15,850
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	571	527
Loss on retirement of property and equipment	2	—
Stock-based compensation	4,124	758
Other non-cash charges, net	7	—
Changes in operating assets and liabilities
Accounts receivable	113	235
Prepaid expenses and other assets	(9,466)	(5,083)
Accounts payable	5,822	(539)
Accrued liabilities	3,666	344
Deferred rent	(100)	293
Deferred revenue	—	(48,001)
Net cash used in operating activities	(54,566)	(35,616)
Investing activities
Purchases of investments	(180,500)	(10,046)
Proceeds from maturities of investments	15,105	—
Proceeds from sales of investments	250	—
Purchases of property and equipment	(722)	(408)
Net cash used in investing activities	(165,867)	(10,454)
Financing activities
Proceeds from issuance of common stock, net of offering costs	406,634	80,351
Deferred offering costs	36	—
Proceeds from exercise of stock options and employee stock purchase plan	995	42
Net cash provided by financing activities	407,665	80,393
Effect of exchange rate changes on cash	(20)	3
Net increase in cash and cash equivalents	187,212	34,326
Cash and cash equivalents
Beginning of period	46,795	23,227
End of period	$234,007	$57,553

Supplemental disclosures:
Offering costs included in accounts payable and accrued liabilities	$—	$92

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

In June 2015, the Company completed an underwritten public offering of 5,168,539 shares of common stock, which included 674,157 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at a price to the public of $44.50 per share.  The Company received approximately $215.9 million in net proceeds, after deducting underwriting discounts and commissions of $13.8 million and offering expenses of $0.3 million.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk and Major Collaborators

The Company is exposed to credit risk from its deposits of cash and cash equivalents and investments in excess of amounts insured by the Federal Deposit Insurance Corporation.

One of the Company’s collaborators accounted for nearly 100% of total revenues for the three and nine months ended September 30, 2014. This collaborator accounted for 100% of total accounts receivable as of December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, Revenue Recognition. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14 delaying the effective date for adoption by one year. The guidance is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted, however, entities are allowed to apply the new revenue standard for annual reporting periods beginning after the original effective date of December 15, 2016, using the full retrospective or modified retrospective method. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

As an “emerging growth company,” the Jumpstart our Business Startups Act, or the JOBS Act, allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective date for new or revised accounting standards that are applicable to public companies.  The Company will no longer be able to take advantage of this exemption beginning on December 31, 2015, when the Company will be deemed a large accelerated filer and, as a result, cease to be an “emerging growth company.”

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

In addition to the upfront payment of $85 million, the Company received an aggregate of $18.5 million in milestone payments from BMS and was reimbursed for clinical supply and development costs of $26.9 million. The Company recognized revenue relating to the deliverables in the agreement as a single unit of accounting using a time-based proportional performance model. The proportional performance model results in the recognition of the upfront license fee and other payments received under the arrangement over the estimated performance period based on the passage of time. As a result of the termination of the agreement, the estimated development period was adjusted to conclude as of the Termination Date, which was accounted for prospectively as a change in accounting estimate. In the three and nine months ended September 30, 2014, the Company recognized revenue related to the BMS agreement in the amount of $38.8 million and $48.1 million, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Numerator
Net income (loss) (in thousands)	$(26,997)	$28,646	$(59,305)	$15,850
Denominator
Weighted-average common shares outstanding - basic	43,525,888	30,805,163	39,554,790	17,006,362
Dilutive effect of common shares from preferred stock	—	—	—	9,729,287
Dilutive effect of common shares from employee stock purchase plan	—	9,698	—	3,743
Dilutive effect of common shares from stock options	—	1,698,252	—	1,501,555
Weighted-average common shares outstanding -diluted	43,525,888	32,513,113	39,554,790	28,240,947
Net income (loss) per share - basic	$(0.62)	$0.93	$(1.50)	$0.93
Net income (loss) per share-diluted	$(0.62)	$0.88	$(1.50)	$0.56

The following weighted average numbers of outstanding stock options were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2015 and 2014 because including them would have had an anti-dilutive effect.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Stock options	2,843,263	—	2,895,160	—
	2,843,263	—	2,895,160	—

5.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized	Gross unrealized	Gross unrealized	Fair
	Cost	gains	losses	Value
	(in thousands)
Type of security as of September 30, 2015
Negotiable certificates of deposit maturing in one year or less	$17,230	$6	$(1)	$17,235
Negotiable certificates of deposit maturing after one year through two years	1,750	—	—	1,750
U.S. government agency obligations maturing in one year or less	54,913	28	—	54,941
U.S. government agency obligations maturing after one year through two years	100,218	69	(28)	100,259
Total available-for-sale securities	$174,111	$103	$(29)	$174,185

Type of security as of December 31, 2014
Negotiable certificates of deposit maturing in one year or less	$9,085	$—	$(8)	$(9,077)
Total available-for-sale securities	$9,085	$—	$(8)	$(9,077)

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for sale securities in the three or nine months ended September 30, 2015 and 2014.

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2015
Cash equivalents
Money market funds	$229,293	$—	$—	$229,293
Short term investments
Negotiable certificates of deposit	—	17,235	—	17,235
U.S. government agency obligations	—	54,941	—	54,941
Long term investments
Negotiable certificates of deposit	—	1,750	—	1,750
U.S. government agency obligations	—	100,259	—	100,259
	$229,293	$174,185	$—	$403,478

As of December 31, 2014
Cash equivalents
Money market funds	$46,113	$—	$—	$46,113
Short term investments
Negotiable certificates of deposit	—	9,077	—	9,077
	$46,113	$9,077	$—	$55,190

The Company’s negotiable certificates of deposit and U.S. government agency obligations are valued using fair value measurements that are considered to be Level 2.  The investment custodian provides the Company with valuations of its securities portfolio.  The primary source for the security valuation is Interactive Data Corporation (“IDC”), which evaluates securities based on market data.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs. The custodian utilizes proprietary valuation matrices for valuing all negotiable certificates of deposit.

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

Our lead clinical candidate, ALD403, inhibits a well validated molecule shown to trigger migraine attacks, calcitonin gene-related peptide (CGRP), and is currently undergoing Phase 2b clinical testing for the treatment of chronic migraines. We have initiated a pivotal trial for the treatment of frequent episodic migraine and plan to initiate additional advanced clinical trials for ALD403 in frequent episodic and chronic migraines. ALD403 has been evaluated in three completed clinical trials and three ongoing clinical trials. The table below summarizes the clinical trials completed to date or ongoing and the planned pivotal and Phase 2b trials.

ALD403 Infusion Formulation Development Strategy
Trial	Formulation	Stage of Development	Trial Population	Study Locations	Subjects	Trial Status
ALD403	Infusion	Phase 1	Healthy Subjects	Australia	104	Completed

ALD403	Infusion	Proof-of-Concept Trial	Frequent Episodic Migraine	United States	163	Completed

ALD403	Infusion	Phase 2b	Chronic Migraine	Various	600	On-going

ALD403	Infusion	Pivotal PROMISE 1	Frequent Episodic Migraine	Various	600	On-going

ALD403	Infusion	Pivotal PROMISE 2	Chronic Migraine	Various	450	Planned

We have completed a three month double-blind, randomized, placebo-controlled proof-of-concept trial of ALD403 in 163 patients suffering from five to 14 migraine days per month, or frequent episodic migraine. We currently have an on-going Phase 2b dose-ranging trial for the preventative treatment of chronic migraines. This clinical trial is fully enrolled and top-line results are expected in the first quarter of 2016.  We have received input from the U.S. Food and Drug Administration, or FDA, on a development path forward to support a Biologics License Application, or BLA, submission for our infusion formulation of ALD403. We have initiated a pivotal, double-blind, placebo-controlled, randomized, dose-ranging clinical trial utilizing an infusion formulation of ALD403 administered quarterly for the treatment of frequent episodic migraine, called the PROMISE 1 trial, and plan to initiate a pivotal trial for the treatment of chronic migraine in the second half of 2016, to be called the PROMISE 2 trial.

ALD403 Self-administration Formulation Development Strategy
Trial	Formulation	Stage of Development	Trial Population	Study Locations	Subjects	Trial Status
ALD403	Self-administration	Phase 1	Healthy Subjects	Australia	60	Completed

ALD403	Self-administration	Phase 1	Healthy Subjects	Australia	60	On-going

ALD403	Self-administration	TBD	Frequent Episodic Migraine	Various	TBD	Planned

We currently have an on-going Phase 1 study in healthy volunteers investigating different dose levels of ALD403 or placebo formulated for once per quarter self-administration, which we expect to report top-line data from in the first quarter of 2016.  We plan to initiate a Phase 2b double-blind, placebo-controlled, randomized, multi-dose, dose-ranging clinical trial utilizing ALD403 formulated for self-administration aimed at quarterly dosing in frequent episodic migraine patients. This trial will commence in mid-2016 with top-line data anticipated in 2017.

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

ALD1613 is a genetically engineered monoclonal antibody developed by us that is designed to specifically inhibit Adrenocorticotropic Hormone, or ACTH, for the treatment of two orphan diseases: Cushing’s Disease and Congenital Adrenal Hyperplasia or CAH. Cushing’s disease is driven by long-term exposure to cortisol as a result of increased expression of ACTH produced by a pituitary tumor. CAH is a disease resulting from a mutation in cortisol synthetic enzymes that causes overproduction of ACTH.  We believe a novel, mechanism-based approach to address ACTH-driven diseases could provide a significant advantage over the current standard of care and provide an important new therapeutic option to both patients and physicians. ALD1613 is currently at a preclinical stage of development.

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

We were incorporated in 2002 and have not generated any product revenue. Through September 30, 2015, our operations have been primarily funded by $487.0 million of net proceeds in public offerings, $111.4 million in private placements of our convertible preferred stock and $135.0 million in upfront payments, milestones and research and development payments from our collaborators and government grants.

As of September 30, 2015, we had an accumulated deficit of $196.2 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

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

Financial Operations Overview

Revenues

We did not recognize any revenue in the three or nine months ended September 30, 2015. We recognized $38.8 million and $48.3 million in revenue for the three and nine months ended September 30, 2014, respectively, substantially all of which was derived from our collaboration with BMS, which was terminated effective December 29, 2014.  Upfront fees, milestone payments and reimbursed clinical supply and development costs received under our collaboration agreements are deferred and are recognized as revenues over the performance period using a time-based approach. As a result of the early termination of the BMS agreement, the estimated performance period was adjusted to reflect the December 29, 2014 termination date, which accelerated the recognition of revenue that had previously been deferred. We will not recognize any additional future revenue under the agreement with BMS.

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

●

external costs under agreements with clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, and other significant third-party vendors or consultants used to perform preclinical, clinical and manufacturing activities;

●

internal costs including employee-related costs such as salaries, benefits, stock-based compensation expense, travel, laboratory consumables and services for our research and development personnel; and

●	allocated facilities, depreciation, and other expenses, which include rent and maintenance of facilities, information technology services and other infrastructure expenses.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of ALD403 and evaluate the advancement of ALD1613 and future product candidates into clinical development. The timing and amount of research and development expenses incurred will depend largely upon the outcomes of current and future clinical trials for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

●	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
●	future clinical trial results;
●	potential changes in government regulation; and
●	the timing and receipt of any regulatory approvals.

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

Results of Operations

Comparison of the Three and Nine months Ended September 30, 2015 and 2014

Revenues

We did not recognize any revenue in the three and nine months ended September 30, 2015. Revenues for the three and nine months ended September 30, 2014 were $38.8 million and $48.3 million, respectively, and were derived primarily from our collaboration agreement with BMS, which was terminated effective December 29, 2014.  We will not recognize any additional future revenue under the BMS collaboration agreement.

Research and Development Expenses

Research and development expenses incurred in the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2015	2014	% change	2015	2014	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
ALD403	$13,870	$2,522	450%	$25,065	$8,921	181%
ALD1613	1,862	—	—	3,918	—	—
Clazakizumab	66	34	94%	144	1,029	(86%)
Unallocated internal costs:
Preclinical discovery and development	3,584	2,779	29%	9,914	8,572	16%
Pharmaceutical operations	2,656	1,302	104%	6,918	3,766	84%
Clinical development	814	410	99%	2,016	1,156	74%
Total research and development expenses	$22,852	$7,047	224%	$47,975	$23,444	105%

Research and development expenses increased by $15.8 million, or 224%, for the three months ended September 30, 2015 compared to the same period of 2014. During the three months ended September 30, 2015, external costs for ALD403 increased $11.3 million.  The increased level of spending was primarily due to an additional $8.8 million in clinical trial costs and an additional $2.4 million in manufacturing costs incurred to advance our Phase 2 program for migraine.  External costs for ALD1613 increased $1.9 million, which included an additional $1.5 million for costs related to drug supply to advance our preclinical programs for two orphan diseases: Cushing’s disease and CAH.  Unallocated internal costs also increased by $2.6 million due to an increase in salaries expense and stock-based compensation in the 2015 period as a result of an increase in our research and development headcount to support our planned pivotal trials.

Research and development expenses increased by $24.5 million, or 105%, for the nine months ended September 30, 2015 compared to the same period of 2014. During the nine months ended September 30, 2015, external costs for ALD403 increased $16.1 million.  The increased level of spending was primarily due to an additional $14.5 million in clinical trial costs and an additional $1.3 million in manufacturing costs incurred to advance our Phase 2 program for migraine.  External costs for ALD1613 increased $3.9 million which included an additional $3.5 million for costs related to drug supply to advance our preclinical program for programs for two orphan diseases: Cushing’s disease and CAH.  Unallocated internal costs also increased by $5.4 million due to an increase in salaries expense and stock-based compensation in the 2015 period as a result of an increase in our research and development headcount to support our planned pivotal trials.

In August 2014, we regained the worldwide rights to clazakizumab from BMS.  BMS was responsible through June 29, 2015 for all costs of the clinical trials that were initiated by BMS prior to August 29, 2014.  We are seeking a partner or other strategic alternatives for clazakizumab.

General and Administrative Expenses

General and administrative expenses increased by $1.2 million, or 37%, for the three months ended September 30, 2015 compared to the same period of 2014.  The increase was primarily due to an increase in stock-based compensation and additional administrative costs and fees to operate as a public company.

General and administrative expenses increased by $2.9 million, or 32%, for the nine months ended September 30, 2015 compared to the same period of 2014.  The increase was primarily due to increases in stock-based compensation and salaries and additional administrative costs and fees to operate as a public company.

Interest Income

The increases in interest income for the three and nine months ended September 30, 2015 compared to the same periods of 2014 were due to increases in the average balances of cash, cash equivalents and investments.

Foreign Currency Gain (Loss)

We recognized a net foreign currency loss of $0.2 million for the three months ended September 30, 2015 and a net foreign currency gain of $0.1 million for the nine months ended September 30, 2015. We maintain a bank account denominated in British pounds for purposes of settling certain obligations arising outside the United States. The net loss for the three months ended September 30, 2015 primarily reflects the impact of a decrease in the exchange rate for British pounds relative to U.S. dollars during the period. The net gain for the nine months ended September 30, 2015 primarily reflects the impact of an increase in the exchange rate for British pounds relative to U.S. dollars during the period.  We did not recognize a net foreign currency gain for the three and nine months ended September 30, 2014 because we did not maintain such bank account in 2014.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners.  As of September 30, 2015, we had available cash, cash equivalents and investments of $408.2 million, which consisted of cash, money market funds, negotiable certificates of deposit and U.S. government agency obligations. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are currently focusing our resources on development of ALD403 and on the preclinical development of ALD1613.  We may consider possible partnerships for our product candidates or sources of additional equity or debt financing. We believe that our available cash, cash equivalents and investments will be sufficient to meet our projected operating requirements through 2017. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

●	initiate or continue clinical trials of ALD403;

●	seek a partner or other strategic alternatives for clazakizumab;

●	continue the research and development of our product candidates;

●	seek to discover additional product candidates;

●	seek regulatory approvals for our product candidates that successfully complete clinical trials;

●	establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize products which receive regulatory approval;

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2015	2014

Net cash used in operating activities	$(54,566)	$(35,616)
Net cash used in investing activities	(165,867)	(10,454)
Net cash provided by financing activities	407,665	80,393

Net Cash Used in Operating Activities

Net cash used in operating activities includes net income (loss), adjusted for non-cash charges and the changes in deferred revenue and components of working capital.  Net cash used in operating activities was $54.6 million during the nine months ended September 30, 2015 compared to $35.6 million during the same period of 2014. The $19.0 million increase in net cash used in operating activities in the nine months ended September 30, 2015 compared to the same period of 2014 was driven primarily by an increase in net loss of $75.2 million, offset by a decrease in deferred revenue of $48.0 million related to our former agreement with BMS. In addition, in the nine months ended September 30, 2015, stock-based compensation increased $3.4 million due to increases in headcount to support our programs under development, accounts payable increased by $6.4 million and accrued liabilities increased by $3.3 million.  These increases were offset in part by a decrease of $4.4 million in prepaid manufacturing costs related to our ALD403 and ALD1613 programs under development.

Net Cash Used in Investing Activities

Net cash used in investing activities was $165.9 million in the nine months ended September 30, 2015 due primarily to purchases of investments, offset in part by sales and maturities of investments.  Net cash used in investing activities was $10.5 million in the nine months ended September 30, 2014 due primarily to purchases of investments.  Purchases of property and equipment used cash of $0.7 million and $0.4 million in the nine months ended September 30, 2015 and 2014, respectively.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2015 was $407.7 million due primarily to two underwritten public offerings of our common stock in which we received aggregate proceeds of $406.6 million net of underwriting discounts, commissions and offering costs.  Cash provided by financing activities in the nine months ended September 30, 2014 was $80.4 million due primarily to our IPO.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the nine months ended September 30, 2015.

Contractual Obligations

Our contractual obligations as of September 30, 2015 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$1,012	$685	$327	$—	$—
License agreements(2)	728	53	150	150	375
Purchase obligations(3)	12,721	12,721	—	—	—
Contract manufacturing obligations(4)	10,655	10,655	—	—	—
Total contractual obligations	$25,116	$24,114	$477	$150	$375

___________________________________________________________________________________________________________________

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC. We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2015, we had cash, cash equivalents and investments of $408.2 million consisting of cash, money market accounts, and negotiable certificates of deposit in highly rated financial institutions in the United States and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $2.0 million in the fair value of our investments as of September 30, 2015. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.1 million over the next twelve months based on our investment balance at September 30, 2015.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom and in Switzerland. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements. We manage a portion of these cash flow exposures through the purchase of British pounds. Our holdings in British pounds are marked to market at the end of each period and any change is recorded as gains or losses in the consolidated statements of operations. As of September 30, 2015, we held the U.S. dollar equivalent of $3.9 million in British pounds. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pound from the September 30, 2015 rate would have increased/decreased our unrealized foreign currency loss on our holdings of British pounds by approximately $0.4 million. We generally transfer funds to our Australian subsidiary to fund operating needs within 30 days of disbursement. The cash balance held by our Australian subsidiary is denominated in Australian dollars and is also subject to exposure due to fluctuations in exchange rates. For the three and nine months ended September 30, 2015, we recorded a net foreign currency loss of $0.2 million and a net foreign currency gain of $0.1 million, respectively, in our condensed consolidated statements of operations.  For the three and nine months ended September 30, 2014, the effect of the exposure to fluctuations in foreign exchange rates was not material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the nine months ended September 30, 2015, our net loss was $59.3 million and as of September 30, 2015, we had an accumulated deficit of $196.2 million.

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

We are focused on the advancement of ALD403 through the clinical development process, as well as the evaluation of future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our ALD403 development program or grant rights in the United States, as well as outside the United States, to ALD403 to one or more partners. As of September 30, 2015, we had $408.2 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations, including our ALD403 development program, through 2017. However, our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

ALD403 is our only product candidate we currently have in clinical trials. We have invested a significant portion of our efforts and financial resources into the development of ALD403 to prevent migraines. Our ability to generate revenues from products, which we do not expect to occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of ALD403. The success of ALD403 and our other product candidates will depend on several factors, including the following:

●	successful enrollment in, and completion of, clinical trials, including our PROMISE 1 and PROMISE 2 trials;

●	our ability to reach agreements with the FDA and other regulatory authorities on the appropriate regulatory path for approval for ALD403;

●	receipt of approvals from the FDA and similar regulatory authorities outside the United States for these product candidates;

●	establishing commercial manufacturing arrangements with third parties;

●	successfully launching sales, marketing and distribution of any product candidate that may be approved, whether alone or in collaboration with others;

●

acceptance of any approved product by the medical community, third-party payors and patients and others involved in the reimbursement process, such as the Centers for Medicare and Medicaid Services in the United States and the National Institute of Clinical Excellence in the United Kingdom;

●	effectively competing with other therapies;

●	achieving a continued acceptable safety profile of the product following approval; and

●	obtaining, maintaining, enforcing and defending intellectual property rights and claims, including intellectual property we license from third parties.

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

Currently in the United States, there are relatively few medications approved for the prevention of frequent episodic and chronic migraines. Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Botox is approved for the prevention of chronic migraine but is also prescribed for frequent episodic migraine. There are also several other companies, including Amgen, Lilly and Teva (Labrys), that have ongoing clinical trials for CGRP blocking therapies using monoclonal antibodies similar to ALD403. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. For example, we are aware that Amgen has initiated Phase 3 clinical trials in 2015.

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

For example, our ongoing Phase 2b clinical trial of ALD403 for the treatment of chronic migraine sufferers has been fully enrolled with approximately 600 patients at more than 60 sites throughout the world, our ongoing PROMISE 1 trial for ALD403 for the treatment of frequent episodic migraine sufferers is expected to enroll approximately 600 patients and our planned PROMISE 2 trial for ALD403 for the treatment of chronic migraine sufferers is expected to enroll approximately 450 patients. We have never previously conducted trials of the magnitude of these ongoing and planned trials and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the clinical trials within our projected time frame. Completing these and future migraine trials will require us to continue to activate new clinical trial sites and to enroll patients at forecasted rates at both new and existing clinical trial sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on experience with prior ALD403 clinical trials. However, there can be no assurance that those forecasts will be accurate or that we will complete, following collection of six month data, our ongoing and planned ALD403 trials on schedule. We anticipate obtaining primary endpoint data from the chronic migraine trial in the first quarter of 2016, from the PROMISE 1 trial in the first half of 2017 and from the PROMISE 2 trial in 2017. During the initial months of this planned clinical trial, the number of clinical sites activated and the number of patients enrolled at each clinical site per month could be lower than we have forecasted and, as a result, we might need to make a number of adjustments to the clinical trial plan, including increasing the number of clinical trial sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the study within our anticipated time frame. If we experience delays in enrollment, our ability to complete the study could be materially adversely affected.

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

If serious adverse side-effects, or SAEs, are identified during the development of ALD403 or any of our product candidates, we or any of our future collaborators may need to abandon development of that product candidate.

Our lead product candidate, ALD403 is still in clinical development and their risk of failure is high. It is impossible to predict when or if ALD403 or any of our existing or future product candidates will prove effective and safe enough to receive regulatory approval.

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

There can be no assurance that our ongoing or planned trials for ALD403 will not fail due to safety issues. In such an event, we might need to abandon development of ALD403.

The manufacture of our product candidates is complex and we may encounter difficulties in production. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped.

The process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Manufacturing biologics, such as ALD403, is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We utilize third-party contract manufacturers to produce ALD403 using our proprietary yeast production technology.

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

We currently rely on Fujifilm Diosynth Biotechnologies and Ajinomoto Althea Inc. to manufacture and provide us with clinical supplies of ALD403. Our agreements do not provide for an entire supply of the drug product necessary for all anticipated clinical trials or for full-scale commercialization. If we and our suppliers cannot agree to the terms and conditions for provision of the drug product necessary for our clinical and commercial supply needs, or if either terminates their agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, our clinical trials could be delayed until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would delay the development and impair the commercialization of ALD403. ALD403 is a biologic and therefore requires complex production processes. Transferring the production process to a new manufacturer would be particularly difficult, time-consuming and expensive and may not yield comparable product. Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities necessary to manufacture ALD403 and any other product candidates we may develop is limited, and may be expensive and take a significant amount of time to arrange for alternative suppliers. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

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

As of December 31, 2014, we had U.S. net operating loss carryforwards, or NOLs, of $134.0 million, which may be used to offset future taxable income or offset income taxes due. In addition, we have U.S. research and development tax credit carryforwards of $6.5 million. These NOLs and tax credit carryforwards expire in various years beginning in 2024, if not utilized. Utilization of the NOLs and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code. We performed a section 382 ownership analysis through 2009 and determined that an ownership change occurred in 2005. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. We have not completed a study to determine the impact of our 2015 public offerings, our initial public offering, or IPO, our private placement in 2012 or other transactions which have occurred since the 2009 analysis, on our NOLs and tax credit carryforwards under Sections 382 and 383 of the Code. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

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

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business. In addition, we are currently involved in an opposition proceeding involving the granted European patent of one of our potential competitors

Third parties may assert infringement claims against us, or other parties we have agreed to indemnify, based on existing patents or patents that may be granted in the future. We are aware of third-party patents and patent applications containing granted claims relating to CGRP antibodies and the therapeutic use of CGRP antibodies to treat conditions including migraine, including a European patent held by Teva (Labrys). In July 2014, we, along with Eli Lilly and Company, filed an opposition to the Teva (Labrys) European patent requesting that such patent be revoked in its entirety. While, for the reasons set forth in our opposition, we believe this patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain. If the European Patent Office decides not to revoke the Teva (Labrys) European patent in its entirety, or only revokes certain claims of the patent, and any surviving claims are determined to encompass our intended use of ALD403, we may not be able to commercialize ALD403 in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition. Furthermore, since patent applications are published some time after filing, and because applications can take several years to issue, there may be additional currently pending third-party patent applications that are unknown to us, which may later result in issued patents. We may initiate litigation or other legal proceedings with respect to other patents in the future. Because of the inevitable uncertainty in intellectual property litigation, we could lose a patent infringement action asserted against us or opposition or other legal proceeding regardless of our perception of the merits of the case. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and commercializing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages if we are found to have willfully infringed a patent, and attorneys’ fees. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. In the nine months ended September 30, 2015, the reported sale price of our common stock has fluctuated between $22.23 and $54.90 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

In addition, as of September 30, 2015, we had options outstanding that, if fully exercised, would result in the issuance of 2,867,000 shares of common stock and there were also 3,216,848 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 514,241 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to additional automatic annual increases in the number of shares of common stock reserved for future issuance. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of September 30, 2015, holders of an aggregate of up to approximately 18.9 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel need to devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. We expect these costs, difficulties and demands to increase after we are no longer an “emerging growth company” starting with our next fiscal year. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Use of Proceeds from Public Offering of Common Stock

On May 7, 2014, our registration statement on Form S-1 (No. 333-194672) was declared effective for our IPO.  There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.  As of September 30, 2015, we have used an estimated $78.7 million of the proceeds from our IPO for working capital and other general corporate purposes.   As of September 30, 2015, no portion of the proceeds from our initial public offering have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors.  There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.

Item 6.	Exhibits

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.
3.2(2)	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.
4.1(3)	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
4.2(2)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
4.3(4)	Form of Common Stock Certificate.
10.1	Compensation Information for Non-Employee Directors
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alder BioPharmaceuticals, Inc.
Date: November 5, 2015	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: November 5, 2015	By:	/s/ Larry K. Benedict
Larry K. Benedict
Senior Vice President, Finance
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.
3.2(2)	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.
4.1(3)	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
4.2(2)	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.
4.3(4)	Form of Common Stock Certificate.
10.1	Compensation Information for Non-Employee Directors
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.