Form 10-K
period 2015-12-31
ALDER BIOPHARMACEUTICALS INC
filed 2016-02-23
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☒    NO  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on The NASDAQ Stock Market on June 30, 2015, the last business day of its most recently completed second fiscal quarter, was $1,756,262,779. Excludes an aggregate of 10,346,385 shares of the registrant’s common stock held as of such date by officers, directors and stockholders that the registrant has concluded are or were affiliates of the registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2016 was 43,757,235.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”).

Alder BioPharmaceuticals, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2015

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

Company Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic antibodies with the potential to meaningfully transform current treatment paradigms.  We have developed a proprietary antibody platform designed to select antibodies that have the potential to maximize efficacy as well as speed of onset and durability of therapeutic response.  In addition, we believe our ability to efficiently manufacture antibodies using our yeast-based manufacturing technology, MabXpress, allows us to target diseases that traditionally have not been addressed by antibodies.  We believe the clinical data obtained in our development program for ALD403 to date exhibits the potential of this product candidate to transform the way physicians treat migraine prevention.  ALD403 was discovered by Alder scientists and has achieved clinical proof-of-concept for frequent episodic migraine patients. We have several ongoing trials with ALD403, including a Phase 2b clinical trial in chronic migraine and our first pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), which commenced in October 2015.  If approved, we intend to commercialize ALD403 on our own in the United States.  In addition, we have brought together a group of world class scientists and drug developers that, when coupled with our proprietary technologies, allow us to discover, develop and commercialize antibody-based therapeutics that have the potential to change the lives of patients suffering from many types of disease.

ALD403, our wholly-owned lead product candidate, is a genetically engineered monoclonal antibody for the prevention of migraine that blocks the calcitonin gene-related peptide (CGRP). Efficacy data from a Phase 2 clinical trial in patients experiencing migraine on 5-14 days per month (frequent episodic migraine) established that ALD403 reduced the number of days on which a migraine patient experiences migraines. In that clinical trial, 27-41% of patients experienced complete migraine-free relief, that is 100% suppression of migraine occurrence, in any given month and migraines were completely prevented in 16% of patients for the entire three month study period. Ongoing and future clinical trials are aimed at supporting our objective of regulatory approval of ALD403 at the earliest opportunity for the prevention of migraine in the subpopulation of migraineurs (13 million patients) who are believed to be candidates for a preventative migraine therapy. Assuming regulatory approval, we plan to commercialize ALD403 independently in the United States employing a specialty sales force and to seek one or more strategic arrangements for commercialization of ALD403 outside the United States.

We are also focusing our development efforts on ALD1613, a wholly-owned therapeutic antibody which targets adrenocorticotropic hormone (ACTH).  We believe ALD1613 has the potential to treat patients with Congenital Adrenal Hyperplasia and Cushing’s Disease. ALD1613 is undergoing Investigational New Drug (IND)-enabling preclinical studies, and we plan to submit an IND application with the United States Food and Drug Administration (FDA) for ALD1613 in 2016. Our third wholly-owned product candidate, clazakizumab, is designed to block the pro-inflammatory cytokine IL-6. Clazakizumab successfully completed two Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis. We believe that clazakizumab has the potential for further development as a therapeutic agent for one or more additional diseases where high levels of IL-6 are believed to play a role. In late 2014, all rights to clazakizumab were returned to us from Bristol-Myers Squibb Company, or BMS, following the termination of a license and collaboration agreement.  We are actively pursuing strategic alternatives for the further development of clazakizumab to leverage its ability to effectively inhibit IL-6.

All of our product candidates were discovered and developed by Alder scientists using our proprietary antibody technology platform. This platform enables us to engineer our candidates to have properties that we believe optimize the therapeutic potential for patients. Since the unique structure, including sequence, of an antibody determines how it functions and behaves, we specifically engineer our candidates to have properties aligned with the desired therapeutic profile. Leveraging this platform, we focus on properties that we consider important in order to optimize safety, tolerability and efficacy, along with other properties that support reduced dosing volumes and frequency, time to onset of therapeutic effect, route of administration flexibility, reduced immunogenicity compared to other monoclonal antibody therapeutics, and other benefits including manufacturing.

Our Strategy

Our goal is to build an enduring biopharmaceutical company that leverages our expertise in the discovery, development and commercialization of monoclonal antibody therapeutics to transform treatment paradigms and offer patients innovative therapies in indications that are underserved by current treatment options. Key elements of our strategy include:

•

Continue to prioritize the advancing clinical development of ALD403 for the prevention of migraine. A primary corporate priority is continuing to efficiently progress the clinical development of infusion and self-injected formulations of ALD403 as a preventative treatment for migraine to an FDA approval.

•

Leverage the commercial potential of ALD403 by independently commercializing it for the prevention of migraine in the U.S. We intend to independently commercialize both infusion and self-injected formulations of ALD403 in the United States to prevent migraine, subject to FDA approval. We plan to build a 75 to 100 person sales force targeting neurologists and headache centers in the United States and to seek one or more strategic arrangements to commercialize ALD403 outside the United States.

•

Advance the development of ALD1613 for the treatment of Congenital Adrenal Hyperplasia and Cushing’s Disease. In 2015, we designated ALD1613 as a candidate to advance to IND-enabling studies for the treatment of Congenital Adrenal Hyperplasia and Cushing’s Disease. We plan to advance ALD1613 through IND-enabling toxicology studies and file an IND with the FDA in 2016.

•

Seek strategic alternatives to advance and commercialize clazakizumab as a therapeutic option in autoimmune and inflammatory disease. We are seeking strategic alternatives to continue the development of clazakizumab as an option for autoimmune and inflammatory disease therapy.

•

Leverage our technology platform to discover future product candidates for areas of unmet need.  We have multiple discovery programs underway targeting unmet medical needs.  We are advancing these programs with a goal of designating a candidate for development in 2016.

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

Our Pipeline

Our pipeline of product candidates is intended to addresses diseases where patients have limited medical options or where current medical options may not meet the needs of a substantial number of patients. We are focused on discovering and developing product candidates that are innovative and offer a best-in-class or first-in-class therapeutic profile conveying safety and efficacy advantages compared to existing therapies.  Our pipeline includes three internally discovered humanized monoclonal antibodies, as well as preclinical programs targeting additional indications that are in the discovery phase.

All our product candidates were discovered and developed using our proprietary antibody technology platform. This platform enables us to engineer our candidates to have properties that we believe optimize the therapeutic potential for patients. Since the unique structure, including sequence, of an antibody determines how it functions and behaves, we specifically engineer our candidates to have properties aligned with the desired therapeutic profile. Leveraging this platform, we focus on properties that we consider important in order to optimize safety, tolerability and efficacy, along with additional properties that support reduced dosing volumes and frequency, time to onset of therapeutic effect, route of administration flexibility, reduced immunogenicity compared to other monoclonal antibody therapeutics, and other benefits including manufacturing.

ALD403

Overview

ALD403, our lead pivotal-stage product candidate, is a genetically engineered monoclonal antibody that inhibits CGRP for prevention of migraine. CGRP is a small protein with a well-established role in the initiation, mediation, transmission and heightened sensitivity to pain experienced in migraine. ALD403 was discovered by Alder scientists and has been evaluated in three completed clinical trials and is the subject of three ongoing clinical trials. Proof-of-concept establishing the prevention of migraine in patients was demonstrated in a Phase 2 clinical trial evaluating patients with frequent episodic migraine. In that clinical trial, 27-41% of patients experienced complete migraine-free relief, that is 100% suppression of migraine occurrence, in any given month and migraines were completely prevented in 16% of patients for the entire three month study period. ALD403 also has a favorable emerging safety profile, demonstrating a similar level of safety to placebo and being well-tolerated in studies to date. We initiated our late stage clinical trial program in October 2015 with PROMISE 1, a pivotal clinical trial evaluating patients with frequent episodic migraine. We plan to initiate a second pivotal clinical trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), in patients with 15 or more headache days per month with features of migraine on at least 8 days per month, referred to as chronic migraine, in the second half of 2016, supported as warranted by data from an ongoing Phase 2 clinical trial in this patient population. In 2016, we further plan to enter late stage clinical development of a self-injected formulation of ALD403 to complement the infusion formulations evaluated in the PROMISE 1 and 2 trials.

Approximately 33 million American adults are afflicted with migraines.  We have conducted extensive research of this population and have estimated that approximately 13 million patients with migraine may be candidates for preventative therapy. Of this 13 million, approximately three million have chronic migraine, representing the most disabled segment of the migraine patient population. Nearly 50% of the migraine prevention candidates are treated by neurologists.  We believe these patients are highly motivated to seek new preventative treatment options that offer improved safety and tolerability, and better efficacy as measured by a material reduction in the number of migraine days experienced, the rapidity with which the migraines are prevented, and infrequent dosing, as compared with current options, which have safety, tolerability and efficacy limitations. We believe that a therapeutic option that addresses these limitations represents a significant opportunity to improve disease management in a substantial number of patients that are candidates for migraine prevention.

We believe that the emerging profile of ALD403, with its potential to rapidly and significantly reduce the number of migraine days that patients experience, including the potential to make some patients 100% migraine free during the course of our completed Phase 2 clinical trial in patients with frequent episodic migraine, would meet the most important needs of patients and physicians and compete favorably with existing treatments. In addition to its favorable emerging safety and efficacy profile, ALD403 has the potential for a convenient, infrequent quarterly dosing regimen.

If approved by the FDA, we intend to commercialize ALD403 independently in the United States with a 75 to 100 person sales force focused on high-prescribing neurologists and headache centers in the United States. We intend to seek one or more partners to develop and commercialize ALD403 outside the United States.

About Migraine

Migraine is a common neurological disorder that results in suffering caused by intense sharp or throbbing pain in the head, commonly accompanied by nausea, vomiting and high sensitivity to light and sound.  Over time, patients may be subject to an increasing frequency and severity of migraine attacks, potentially leading to significant disability.

According to a 2012 report by the U.S. Agency for Healthcare Research and Quality, headaches accounted for 2.1 million visits to the emergency room annually. Migraines can severely restrict normal activities and often require significant bed rest to resolve them.  This makes holding a job or maintaining a normal lifestyle difficult. The Migraine Research Foundation estimates U.S. employers lose more than $13 billion each year as a result of 113 million lost work days due to migraine.

The Migraine Research Foundation estimates that 36 million American adults and children suffer from migraines. According to the American Migraine Foundation, migraine is three times more common in women than men and migraine affects 30% of women over a lifetime. Migraine is most common between the ages of 20 and 50 in both men and women. We divide migraine frequency into low frequency, frequent episodic and chronic. We characterize low frequency migraine as zero to four migraine days per month, frequent episodic migraine as five to 14 migraine days per month and chronic migraine as 15 or more headache days per month with features of migraine on at least 8 days per month. Based on our research, we estimate approximately 13 million patients in the United States may be candidates for preventative therapy, of which about three million patients have chronic migraine.  Approximately 50% of prevention candidates are treated by neurologists.

We believe the area of critical unmet need in migraine is for preventive therapies with improved efficacy and tolerability to treat the individuals with frequent episodic and chronic migraine.

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

Current approved preventive treatments have either limited efficacy, or poor tolerability, or serious side-effects (or a combination of these) that limit patient use. Specifically, we believe that there is a need for migraine prevention therapies with improved safety, efficacy and route of administration options to meet patient and physician needs. Both patients and physicians seek treatment options that significantly reduce the number of migraine days patients experience and are safe and well-tolerated. Additionally how quickly the treatment prevents migraines is of particular importance to patients. Providing dosing options that provide for infrequent quarterly dosing are also important to physicians and patients to improve convenience and medical compliance.

We believe that the existence of a safe, effective treatment that provides options for infrequent quarter dosing will drive patients who are candidates for migraine prevention to seek treatment.

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

Abortive Medications. Numerous abortive medications are used for migraine. The choice for an individual patient depends on the severity of the attacks, associated symptoms, such as severity of pain, incidence of nausea and vomiting, and the patient’s treatment response. Patients most commonly use a non-steroidal anti-inflammatory drug, a 5-hydroxytryptamine–1 agonist, or triptan, or a combination of both to abort a migraine. Triptans are most effective when taken early during a migraine and may be repeated in two hours as needed, with a maximum of two doses daily. Triptans are not recommended for use more than three days a week because overuse can lead to increased frequency of migraines and medication overuse headache. Approximately 30% to 50% of patients respond to triptans and there is a high rate of recurrence of migraine within 24 hours. To avoid the development of medication overuse headache, patients are limited to no more than 10 doses of triptans in any one month, which may be insufficient to treat patients with frequent episodic or chronic migraines. This limitation can also be problematic for migraine patients who suffer from nausea and vomiting and cannot keep triptans in their systems. In addition to these limitations, triptans are also contraindicated for patients with existing, or at risk of, coronary artery disease.

Preventive Medications. Currently, preventive medications approved for migraine include beta blockers (such as propranolol), topiramate, sodium valproate, and botulinum toxin, or Botox. In patients with frequent episodic and chronic migraine, beta blockers, topiramate and sodium valproate are commonly used. These medications are often not well-tolerated by patients because of adverse events such as cognitive impairment, nausea, fatigue and sleep disturbance. In clinical trials, complete responses, or a 100% reduction in migraine days or episodes, with topiramate were less than 6%. In the affected patient population, predominantly women of child-bearing age, the association of these agents with poor pregnancy outcomes and fetal abnormalities can limit their use.

Botox is only approved in chronic migraine patients. Approximately 47% of Botox-treated patients experience a 50% reduction in either migraine days per month or migraine frequency per month within six months, which leaves more than half of patients inadequately treated. In Phase 3 clinical trials, Botox did not report any complete responses. In addition, the dosing regimen requires approximately 31 subcutaneous injections at various sites on the head and neck which is repeated every 12 weeks if the patient has a therapeutic response.

Unmet Need

According to the U.S. Agency for Healthcare Research and Quality, only about 12% of adults with frequent episodic or chronic migraine take preventive medications. According to the American Migraine Foundation, medication side-effects often limit the use of migraine medications. We believe there is a need for a new therapy that is safer and more effective, compared to currently available therapies, and that can either prevent migraines completely or reduce the frequency to a level where patients can find adequate relief from existing abortive medications.

Our Solution

We are developing ALD403 as a highly potent, long-acting therapeutic that modulates the activity of CGRP for the prevention of migraine in patients with frequent episodic or chronic migraine. In our Phase 2 proof-of-concept clinical trial, ALD403 provided substantial relief to frequent episodic migraine patients with no significant observed tolerability or safety issues. Patients in this clinical trial had an average of approximately nine migraine days per month at enrollment.  In the clinical trial, 27-41% of patients experienced complete migraine-free relief, that is 100% suppression of migraine occurrence, in any given month and migraines were completely prevented in 16% of patients for the entire three month study period. In addition, to date we have not observed any differences in safety data between ALD403 and placebo. Further, a single dose of 1000mg of ALD403 given intravenously in this clinical trial prevented migraines in some patients for up to six months, confirming the potential for infrequent quarterly dosing to support patient convenience and better disease management through compliance. We believe the clinical profile of ALD403, particularly as demonstrated by reductions of the magnitude observed in this clinical trial, has the potential to reduce the number of migraine days suffered to a range that can be managed with existing abortive medications.

The high selectivity and lack of off-target action, the long half-life, favorable dosing options and emerging clinical profile of ALD403, suits this treatment setting where compounds need robust, safe and sustained benefit for the patients seeking treatment. We are developing both an infusion and a self-injectable formulation in order to provide options for less frequent dosing of the therapy and accommodate patients’ preferred method of administration while supporting patient convenience and compliance.

Other CGRP Directed Therapeutics

There are no currently approved medications that target CGRP. Small molecule CGRP inhibitors, such as Merck’s Telcagepant, established that blocking CGRP was effective as an abortive treatment for migraine. However, these small molecules, which have very different properties than ALD403, a monoclonal antibody, had side-effects and toxicity issues that curtailed their development. The Merck experience clinically validated CGRP biology as a target for migraine but suggested a different strategy for intervention to be used to avoid off-target toxicity issues. Based on prior experiences of other companies targeting the CGRP pathway and our own efficacy data in the prevention of frequent episodic migraine, we believe there is compelling rationale to continue the development of a highly selective antibody, such as ALD403, for the prevention of migraine. In clinical trials of ALD403 to date, involving more than 160 subjects, we have not observed any significant side-effects or toxicity issues.  As described under “—Competition—ALD403,” there are several other CGRP inhibiting therapies currently in development that could compete with ALD403.

Clinical Trials

We believe the clinical data obtained to date in our development program for ALD403 exhibits the potential of ALD403 to transform the preventative treatment of patients with migraine. ALD403 has been evaluated in three completed clinical trials. Three clinical trials are ongoing and additional trials are planned in furtherance of our strategy of pursuing both an infusion and a self-injectable formulation.

The tables below summarize the clinical trials completed to date or ongoing and our planned pivotal and other trials.

ALD403 Infusion Formulation Development Strategy
Stage of Development	Trial Population	Study Locations	Subjects	Trial Status
Phase 1	Healthy Subjects	Australia	104	Completed

Proof-of-Concept Trial	Frequent Episodic Migraine	United States	163	Completed

Phase 2b	Chronic Migraine	Various	600	Ongoing

Pivotal PROMISE 1	Frequent Episodic Migraine	Various	600	Ongoing

Pivotal PROMISE 2	Chronic Migraine	Various	TBD	Planned

ALD403 Self-administration Formulation Development Strategy
Stage of Development	Trial Population	Study Locations	Subjects	Trial Status
Phase 1	Healthy Subjects	Australia	60	Completed

Phase 1	Healthy Subjects	Australia	60	Ongoing

TBD	Migraine Patients	Various	TBD	Planned

We have completed a three month double-blind, randomized, placebo-controlled proof-of-concept trial of ALD403 in 163 patients suffering from frequent episodic migraine, which is described in more detail below. We currently have an ongoing Phase 2 dose-ranging clinical trial for the preventative treatment of chronic migraines. This clinical trial is fully enrolled and top-line results are expected by the end of the first quarter of 2016.  We have received preliminary input from the FDA on a development path forward to support a Biologics License Application, or BLA, submission for our infusion formulation of ALD403. In October 2015, we initiated a PROMISE 1, a double-blind, placebo-controlled, randomized, dose-ranging pivotal clinical trial using an infusion formulation of ALD403 administered quarterly for the treatment of frequent episodic migraine.  We anticipate obtaining primary endpoint data from the PROMISE 1 trial in the first half of 2017. We plan to initiate PROMISE 2, a double-blind, placebo-controlled, randomized, dose-ranging pivotal clinical trial using an infusion formulation of ALD403 administered quarterly for the treatment of chronic migraine, in the second half of 2016.

We currently have an ongoing Phase 1 clinical trial in healthy volunteers investigating different dose levels of ALD403 or placebo formulated for once per quarter self-administration, which we expect to report top-line data from in the first quarter of 2016.  We plan to initiate a late stage double-blind, placebo-controlled, randomized, multi-dose, dose-ranging clinical trial using ALD403 formulated for self-administration aimed at quarterly dosing in migraine patients. We plan to initiate this trial in 2016.

Completed Proof-of-Concept Trial. Our most recently completed clinical trial of ALD403 was a Phase 2 single dose, double-blind, placebo-controlled, randomized proof-of-concept trial to evaluate the safety, pharmacokinetics and efficacy of ALD403 in patients with frequent episodic migraine. Pharmacokinetics measures the amount of a specific drug in the body over a period of time, and includes the process of absorption, distribution, metabolism and excretion of the drug. Approximately 80 patients each received one dose of ALD403 in the clinical trial.

Differences in the change in mean migraine days per month was the approvable endpoint for the pivotal clinical trials of Botox, which have been approved for preventive migraine therapy. The primary endpoint for our proof-of-concept trial was the difference between ALD403 and placebo in the change of mean migraine days per month from baseline to weeks five through eight following one dose of ALD403. As illustrated in the figure below, in the trial, one dose of ALD403 produced a rapid and durable reduction in migraine days that was statistically significant when compared to placebo, in terms of both change in migraine days per month (p=0.03) and the magnitude of the change in migraine days prevented across all patients (p<0.001) at the primary endpoint of eight weeks. The reduction in migraine days per month was also statistically significant across the entire combined three month trial period (p=0.0078).

In this trial, the “p” values were statistical calculations to determine whether the effects of ALD403 were significant in comparison to placebo based on pre-specified statistical targets. We specified that any result less than p=0.05 would be significant. This trial was designed to provide statistically significant results.

ALD403 1000 mg IV versus Placebo IV as a Single Dose

In addition to reduction of mean migraine days per month as an efficacy endpoint, a responder analysis was performed. As illustrated in the table below, 16% of patients receiving a single dose of ALD403 achieved complete response (zero migraine days) versus 0% on placebo over the entire 12 week period. In any four week period of the trial (weeks 1-4, 5-8 or 9-12), approximately 75% of patients achieved a 50% reduction, 45% or more achieved a 75% reduction and 27% or more achieved a 100% reduction in migraine days. We believe measuring response rates, or the magnitude of the change in migraine days prevented across patients, provides an important measure of patient benefit to prescribing physicians and patients. For example, telling a patient that he or she has a one in six chance of achieving a complete response, meaning no migraines, can be easier to relate to than reduction of mean migraine days per month.

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

ALD403 was well-tolerated and adverse events were comparable in terms of type and frequency across ALD403 and placebo groups. In addition, there were no differences between the ALD403 treatment and placebo groups with respect to adverse events, cardiovascular measures or laboratory safety data.

Patients in this trial were followed for an additional three months for a total of six months (24 weeks) follow-up. The percentage of patients achieving a 50, 75 or 100% response for the entire 24 week duration of follow-up was similar to that observed for the first 12 weeks, indicating that the response to a single dose of ALD403 was durable and long lasting.

Reduction in Migraine Days for Three and Six Months is Similar

Completed Phase 1 Clinical Trial (consisting of three parts):

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

Commercial Strategy

In the United States, due to the severity of the disease, patients with frequent episodic or chronic migraine typically seek preventive treatment from neurologists and pain specialists. It is estimated that approximately 50% of the candidates for migraine prevention in the United States are cared for by neurologists, including the estimated three million patients with chronic migraine. By the time a frequent episodic or chronic migraine patient begins prevention therapy, the patient may have experienced any or all of:  increased headache frequency; loss of response to abortive therapy; and significant migraine-related disability. Neurologists prescribe preventive therapies more often than do primary care physicians and pain specialists across all headache frequencies.  Given the referral patterns for migraine and the need for improved patient care, the American Migraine Foundation has initiated a program to establish headache centers in major cities across the United States. We plan to build a 75 to 100 person sales force targeting the high-prescribing neurologists and headache centers in the United States, if ALD403 is approved, and to seek one or more partners to commercialize ALD403 outside the United States.

We intend to commercialize both an infusion and a self-injectable formulation in order to optimize rapidity of onset, sustained delivery of efficacy and patient choice, and which will also support patient convenience and compliance. We are currently evaluating the timing of studies for these formulations as part of our Phase 3 pivotal trial strategy. Our current strategy is to provide significant options for both the patient and physician.  Self-administration is convenient and offers better patient-mediated disease control.  Infusion provides less frequent dosing options and higher compliance due to infrequent physician delivery.  An infusion formulation also may be preferable for neurologists for a number of reasons, including enabling better monitoring of treatment. Our research has indicated that 70% of neurologists have access to IV delivery infrastructure, including infusion centers, which they currently use to deliver therapies for diseases such as multiple sclerosis.

ALD1613

ALD1613 is a preclinical genetically engineered monoclonal antibody discovered and developed by us for treatment of conditions relating to overexposure of Adrenocorticotropic Hormone (ACTH), in particular, Congenital Adrenal Hyperplasia (CAH) and Cushing’s Disease.  This program is in active pre-IND enabling studies with a goal of achieving an IND filing in 2016 for use in CAH.

CAH is a disease resulting from a mutation in cortisol synthetic enzymes that ultimately results in overproduction of ACTH due to the loss of natural feedback regulation.  Cushing’s Disease is driven by long-term exposure to cortisol as a result of increased expression of ACTH produced by a pituitary tumor.  We believe a novel, mechanism-based approach to address ACTH-driven diseases could provide a significant advantage over the current standard of care and provide an important new therapeutic option to both patients and physicians.

We have established and manufactured ALD1613 under GMP conditions to support clinical studies.  In addition, we have completed acute and 28 day dose escalating toxicology studies to support our first-in-man transition.  Our current plan is built on an anticipated mid-2016 pre-IND dialog with the FDA and an IND filing by the end of 2016.

Clazakizumab

Clazakizumab is a novel monoclonal antibody that inhibits the pro-inflammatory cytokine interleukin-6 (IL-6), an important driver of the inflammatory response. IL-6 is also implicated in the transition from acute to chronic inflammation. Chronic inflammation is a notable feature of several diseases, including rheumatoid arthritis (RA) and psoriatic arthritis. Clazakizumab successfully completed two Phase 2b clinical studies establishing proof-of-concept for RA. In November 2009, we entered into a license and collaboration agreement with BMS, under which we granted BMS worldwide exclusive rights to develop and commercialize clazakizumab for all indications other than cancer. On August 29, 2014, BMS notified us that it had elected to terminate the license and collaboration agreement effective as of December 29, 2014, at which time all rights to clazakizumab were returned to us. We believe that clazakizumab has the potential for further development as a therapeutic agent for one or more additional diseases where high levels of IL-6 are believed to play a role. We are actively pursuing strategic alternatives for the further development of clazakizumab to leverage its ability to effectively inhibit IL-6.

Preclinical Pipeline

We are actively working to expand our antibody therapeutic pipeline in opportunities where our technology provides favorable development advantage in areas of unmet medical need, seeking both first-in-class and best-in-class therapeutics. We prioritize targets that meet the criteria of either genetic validation or clinical demonstration that they play a central role in the disease state. We are continuing to evaluate additional potential candidates that represent diverse opportunities in indications that may be eligible for orphan designations and/or indications where monoclonal antibodies have not previously played a role in the treatment paradigm, such as was the case with our ALD403 program for migraine prevention.

Technology Platform

We built and use a proprietary antibody platform to discover and develop monoclonal antibody therapeutics that enables us to engineer our candidates to have properties that we believe optimize the therapeutic potential for patients. Since the unique structure, including sequence, of an antibody determines how it functions and behaves, we specifically engineer our candidates to have properties aligned with the desired therapeutic profile. Leveraging this proprietary platform, we select for properties that we consider important in order to optimize safety, tolerability and efficacy. We further select for properties that support reduced dosing volumes and frequency, time to onset of therapeutic effect, route of administration flexibility, reduced immunogenicity compared to other monoclonal antibody therapeutics, and other benefits including manufacturing. The specific monoclonal antibody properties that we consider important to optimize in the selection and development of our candidates to support best-in-class target therapeutic profiles include:

•	Bioavailability
•	Binding affinity and specificity
•	Half-life
•	Immunogenicity
•	Manufacturing efficiency
•	Formulation properties

Our proprietary platform consists of three components that we believe together allows us to optimize the discovery and selection of monoclonal antibody product candidates with the specific, pre-defined, properties that confer best-in-class therapeutic potential for patients:

•

Antibody selection (ABS): our proprietary antibody selection platform that provides access to diverse antibody collections that meet our therapeutic target profile and provides access to optimal properties of high affinity and selectivity.

•

A pioneering process we developed that humanizes rabbit antibodies to produce therapeutic antibodies that are greater than 95% human. Unlike fully-human antibodies, our antibodies are designed to lack certain sugars in an effort to minimize the body’s recognition of such antibodies as foreign, thereby limiting infusion reactions as well as maximizing durability of the therapeutic response.

•

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

Antibody Discovery and Candidate Selection Technology

Antibodies are produced by the immune system in humans and other warm-blooded animals. They are naturally generated to help defend and protect from disease and infections. Antibodies are produced and secreted by specialized antibody producing cells called B cells. Traditionally, rodents have been used as the source of therapeutic antibodies. To find these antibodies, we remove the B cells from the spleen and fuse to a cancer cell. The combined cancer and B cell, or “hybridoma,” is able to live longer from this host than normal B cells would alone. Generally, this process has trouble recovering an antibody with the desired properties due to its low overall efficiency. Collectively, this limits the ability to identify high-quality antibody therapeutics with optimal therapeutic properties.

We discover all of our product candidates in-house with our ABS technology. As a precursor to discovery, we choose to target freely-circulating proteins, such as ligands, which are critical to the disease biology and are part of well understood disease pathways. We believe this strategy can lead to fewer drug doses at lower concentrations, while potentially minimizing off target activity and associated side-effects. The clinical relevance of these proteins is highly validated by prior scientific or clinical research.

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

Historically, this is a complex and difficult undertaking to convert rodent antibodies into human therapeutics that retain all the original rodent antibody properties. This is a highly iterative process that is both time and labor intensive and is fraught with significant failure.

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

Our product candidates are also differentiated from most other monoclonal antibodies based on our use of an immunoglobulin G1 (IgG1) backbone. While all therapeutic antibodies use an immunoglobulin backbone, there are four different IgG subclasses. We believe that the use of IgG1, in combination with our decision to engineer our antibodies to remove certain sugars from the backbone, improves certain therapeutic characteristics, including reduced immunogenicity and improved half-life.

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

MabXpress is based on the expression of recombinant polypeptides including antibodies in diploid Pichia pastoris host yeast strains. Recombinant polypeptides are manipulated forms of natural proteins generated through the use of various molecular techniques to produce large quantities of proteins. Pichia pastoris yields rapid production cycles and excellent scale-up characteristics. Yeast strains are currently used to produce non-antibody therapeutic proteins approved by the FDA, including Kalbitor (a hereditary angioedema treatment), Insugen (an insulin treatment for diabetes) and Shanvac (a vaccine for the prevention of Hepatitis B), and may provide an established framework for regulatory approval for our product candidates.

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

We seek to protect our proprietary information, in part, by using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees and selected consultants. Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to protect competitive advantages. For more information, see the section of this Annual Report on Form 10-K titled “Risk Factors—Risks Related to Intellectual Property.”

ALD403

Our patent applications relating to compositions and uses for ALD403 have been broadly filed worldwide. If these applications issue as patents, they are estimated to expire in 2032.

We own, or co-own with exclusive rights, four patent families related to ALD403. Each family contains pending U.S. and foreign counterpart applications with claims directed to compositions and/or methods of using ALD403 and variants thereof, alone or in combination to treat or prevent various human diseases and conditions associated with elevated CGRP such as migraine. Patents based on the earliest filed applications, if granted, are expected to expire in 2032.

We have full ownership of the first ALD403 patent family, which relates to ALD403 compositions and methods for treating or preventing various human disease conditions associated with elevated CGRP such as migraine.

We are the co-owner and exclusive licensee of the second ALD403 patent family, which relates to use of ALD403 compositions in methods for treating or preventing various human disease conditions associated with photophobia or light aversion.

We are the co-owner and exclusive licensee of the third ALD403 patent family, which relates to use of ALD403 compositions in methods for treating or preventing various other human disease conditions associated with diarrhea.

A fourth patent family, which is owned by us exclusively and estimated to expire in 2034, relates to the use of ALD403 for regulating glucose metabolism.

ALD1613

We have patent applications for two patent families related to ALD1613 covering ALD1613 compositions and uses for anti-ACTH antibodies. If these applications issue as patents, they are estimated to expire in 2035.

Clazakizumab

Our patents and patent applications relating to clazakizumab have been broadly filed worldwide. Many of these applications have issued in the United States and other countries and will expire between 2028 and 2031, without any patent term extensions.

We hold one U.S. patent with granted claims directed to the clazakizumab antibody and compositions containing the clazakizumab antibody. This patent will expire in 2028.

We hold one U.S. patent with granted claims directed to nucleic acids encoding clazakizumab and methods of use thereof to produce this antibody. This patent will expire in 2028.

We hold nine U.S. patents with granted claims broadly or specifically directed to the use of clazakizumab and variants thereof, alone or in combination, to treat or prevent human disease conditions associated with elevated IL-6. These patents will expire between 2028 and 2030.

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

We also hold two granted U.S. patents claiming a yeast promoter sequence and its use in the MabXpress technology. These patents will expire in 2027.

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

Technology Licenses

Keck Graduate Institute of Applied Life Sciences

In October 2004, we entered into a license agreement with Keck Graduate Institute of Applied Life Sciences, or Keck, under which we obtained an exclusive, worldwide license to Keck’s patent rights in certain inventions, or the Keck patent rights, and technology or the Keck technology, related to production and optimization of antibodies in yeast, including certain patents relating to our ABS and MabXpress technologies. Under the license agreement, we are permitted to research, develop, manufacture and commercialize products using the Keck patent rights for all research and commercial uses, and to sublicense such rights. Keck retained the right, on behalf of itself and other non-profit institutions, to use the Keck patent rights and Keck technology for educational and research purposes and to publish information about the Keck patent rights and to further use the Keck technology for purposes other than production and optimization of antibodies in yeast.

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

Information about Segments and Geographic Revenue

Information about segments and geographic revenue is set forth in the notes to consolidated financial statements included elsewhere in this report.

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

BMS was responsible for all costs of the clinical trials through June 29, 2015 that were initiated prior to August 29, 2014. Effective on the Termination Date, all rights granted to BMS with respect to clazakizumab terminated and reverted to us, and BMS granted to us an exclusive license, with the right to grant sublicenses, under certain BMS intellectual property solely to make, have made, use, import, export, offer for sale, and sell clazakizumab. BMS has transferred all material data related to clazakizumab that has not previously been transferred to us. We agreed to purchase a certain portion of BMS’ existing manufactured drug supply of clazakizumab with an option to purchase additional drug supply at cost.

We will be required to pay a low single-digit royalty to BMS on sales of clazakizumab unless the regulatory approval of clazakizumab is not based in whole or in part upon data from BMS’s Phase 2b clinical trial(s) in rheumatoid arthritis and psoriatic arthritis. Aside from those clinical trial expenses that BMS is obligated to pay after the Termination Date, we will be solely responsible for performing and funding any new clazakizumab development and clinical trial activities initiated after the Termination Date. We are actively pursuing strategic alternatives for the further development of clazakizumab to leverage its ability to effectively inhibit IL-6.  In the event that we do not successfully implement any such alternatives, the development of clazakizumab could be significantly delayed or discontinued.

Manufacturing

We have adopted a manufacturing strategy of contracting with a variety of contract manufacturing organizations, or CMOs, within North America and Europe for the manufacture of ALD403, ALD1613 and future product candidates. This has enabled us to produce products under current good manufacturing practices, or cGMP, controls for our completed and planned clinical trials. A protocol of methods has been established at these manufacturers along with specific testing facilities to generate sufficient information to inform the appropriate regulatory authorities. We anticipate there will be continued interaction with additional CMOs as our product candidates advance and we seek to expand our access to larger production facilities to supply clinical trials and commercialization. We currently rely on two CMOs to manufacture and provide us with clinical supplies of ALD403, and we expect to enter into agreements with one or more other CMOs for larger scale commercial production.

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

ALD403, if approved, will compete with beta blockers that are approved for prevention of frequent episodic and chronic migraine such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for frequent episodic migraine. We are also aware of several CGRP inhibiting therapies currently in development that could compete with ALD403, including Amgen’s AMG-334, Lilly’s LY-2951742 and Teva (Labrys)’s LBR101/PF-04427429, all of which are therapies using antibodies similar to ALD403.  Furthermore, even though not as effective in treating high-frequency and chronic migraine, patients may be satisfied using cheaper generic abortive medications such as triptans, which could limit ALD403 market penetration in the migraine prevention marketplace.

The commercial opportunity for ALD403 or our other product candidates could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than our product candidates or any other product candidate that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payers seek to encourage the use of generic products.

We believe that ALD403 has potential benefits over competitive products as described under “—Our Pipeline.” As a result, we believe that ALD403 should be well placed to capture market share from competing products if approved. However, even with those benefits, ALD403 may be unable to compete successfully against these products. See “Risk Factors — Risks Related to ALD403 and Our Other Product Candidates.”

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

BLA Submission and Review by the FDA

The results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of BLA. The submission of BLA requires payment of a substantial User Fee to the FDA. The FDA may convene an advisory committee to provide clinical insight on application review questions. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving a BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Once the BLA submission has been accepted for filing, the FDA typically takes one year from submission to review the application and respond to the applicant, which can take the form of either a Complete Response Letter or Approval. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any BLA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies.

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. For a fast track product, the FDA may consider for review on a rolling basis sections of the BLA before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. A fast track designated product candidate may also qualify for priority review, under which the FDA reviews the BLA in a total of eight months rather than 12 months.

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

Healthcare Regulation

Our sales, promotion, medical education and other activities following product approval, and certain activities prior to approval, are and will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, the U.S. Department of Justice, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services and state and local governments. Our current and future business activities, including our future promotional and scientific/educational programs, may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, false claims, patient data privacy and security, and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization.

Depending on the circumstances, failure to meet these applicable regulatory requirements can result in criminal prosecution, fines or other penalties, contractual damages, reputational harm, disgorgement, exclusion from participation in government healthcare programs, the curtailment of our operations, diminished profits or future earnings, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts.

Coverage and Reimbursement

Sales of pharmaceutical products, when and if approved for marketing, depend significantly on the availability of third-party coverage and adequate reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. We anticipate third-party payors will cover, and provide adequate reimbursement for, our product candidates if approved. However, these third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, and significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

In addition, significant uncertainty exists as to the coverage and reimbursement status of newly approved healthcare products. We may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of our products. The product candidates that we develop may not be considered cost-effective. It is time consuming and expensive for us to seek reimbursement from third-party payors. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor not to cover our product candidates could reduce physician usage of our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Coverage and adequate reimbursement may not be available or sufficient to allow us to sell our products on a competitive and profitable basis. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA.  Among the provisions of the ACA of importance to our business are: an annual fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; extension of a manufacturer’s Medicaid rebate liability; an expansion of eligibility criteria for Medicaid programs; and a new Medicare Part D coverage gap discount program.  We are unable to assess the full impact that the ACA may have on our business.  Further, there have been judicial and Congressional challenges to certain aspects of the ACA, and we expect additional challenges and amendments in the future.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included the Budget Control Act of 2011, which caused aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 which, following passage of the Bipartisan Budget Act of 2015, will stay in effect through 2025 unless additional

Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  Adoption of price controls and cost containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

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

Employees

As of December 31, 2015, we had 113 employees. Substantially all of our employees are in Bothell, Washington. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

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

We file electronically with the Securities and Exchange Commission our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.alderbio.com, free of charge, through a hyperlink on our website, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the Securities and Exchange Commission. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-2736. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. If any of the events described in the following risk factors and the risks described elsewhere in this report occurs, or if any other risks of which we are not presently aware occurs, our business, operating results and financial condition could be seriously harmed. This report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this report.

Risks Related to Our Need for Additional Financing and Our Financial Results

We have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the year ended December 31, 2015, our net loss was $85.5 million and as of December 31, 2015 we had an accumulated deficit of $222.4 million.

To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development or commercialized any product candidates. We anticipate that our expenses will increase substantially as we:

●	continue the research and development of ALD403 and our other product candidates;

●	seek regulatory approvals for our product candidates that successfully complete clinical trials;

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

We are focused on the advancement of ALD403 through the clinical development process, as well as the evaluation of ALD1613 and future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our ALD403 development program or grant rights in the United States, as well as outside the United States, to ALD403 to one or more partners. As of December 31, 2015, we had $381.0 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations, including our ALD403 development program, for at least the next 12 months. However, our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

As of December 31, 2015, we had U.S. net operating loss carryforwards, or NOLs, of $229.8 million, which may be used to offset future taxable income or offset income taxes due. In addition, we have U.S. research and development tax credit carryforwards of $8.9 million. These NOLs and tax credit carryforwards expire in various years beginning in 2024, if not utilized. Utilization of the NOLs and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code. We performed a section 382 ownership analysis through 2015 and determined that an ownership change occurred in 2005. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

Risks Related to ALD403 and Our Other Product Candidates

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

If clinical trials of ALD403 or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining regulatory approval for the sale of ALD403 or any of our other product candidates, we or any of our future collaborators must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of such clinical trials could occur at any stage of evaluation. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

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

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for ALD403 or any of our other product candidates.

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

We have conducted, and may in the future choose to conduct, one or more of our clinical trials outside the United States.  Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our or our collaborators’ international clinical trials, or if international regulatory authorities do not accept the data from our or collaborators’ U.S. clinical trials, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt the development of a product candidate.

We face substantial competition, and others may discover, develop or commercialize products before or more successfully than we do.

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to ALD403 and our other current product candidates, and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products, which are expected to become available over the coming years. Many of our competitors are large pharmaceutical companies that have a greater ability to reduce prices for their competing drugs in an effort to maintain or gain market share and undermine the value proposition that drugs commercialized by us might otherwise be able to offer to payors.

Potential competitors also include academic institutions, government agencies and other public and private organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

Currently in the United States, there are relatively few medications approved for the prevention of frequent episodic and chronic migraines. Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Medications commonly used for prevention of frequent episodic and chronic migraine include beta blockers such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for frequent episodic migraine. There are also several other companies, including Amgen, Lilly and Teva (Labrys), that have ongoing clinical trials for CGRP blocking therapies using monoclonal antibodies similar to ALD403. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. For example, we are aware that Amgen initiated a Phase 3 clinical trial for its CGRP therapy in 2015.

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

We may not be able to initiate or continue clinical trials for ALD403 or any of our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.

For example, our ongoing PROMISE 1 trial for ALD403 for the treatment of frequent episodic migraine sufferers is expected to enroll approximately 600 patients. We have never previously conducted trials of the magnitude of this ongoing trial and our other planned trials and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the clinical trials within our projected time frame. Completing ongoing and future migraine trials will require us to continue to activate new clinical trial sites and to enroll patients at forecasted rates at both new and existing clinical trial sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on experience with prior ALD403 clinical trials. However, there can be no assurance that those forecasts will be accurate or that we will complete, following collection of six month data, our ongoing and planned ALD403 trials on schedule. We anticipate obtaining primary endpoint data from the PROMISE 1 trial in the first half of 2017. During the initial months of this pivotal trial and our other clinical trials, the number of clinical sites activated and the number of patients enrolled at each clinical site per month could be lower than we have forecasted and, as a result, we might need to make a number of adjustments to the clinical trial plan, including increasing the number of clinical trial sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the trials within our anticipated time frame. If we experience delays in enrollment, our ability to complete the trials could be materially adversely affected.

If serious adverse side-effects, or SAEs, are identified during the development of ALD403 or any of our product candidates, we or any of our future collaborators may need to abandon development of that product candidate.

Our lead product candidate, ALD403 is still in clinical development and its risk of failure is high. It is impossible to predict when or if ALD403 or any of our existing or future product candidates will prove effective and safe enough to receive regulatory approval.

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

The process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Manufacturing biologics, such as ALD403 and ALD1613, is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We utilize third-party contract manufacturers to produce ALD403 and ALD1613 using our proprietary yeast production technology.

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

ALD403 is currently produced for us by two third-party contract manufacturers using a small-scale process that would not support commercialization of ALD403. We expect to enter into agreements with one or more other manufacturers for larger scale commercial production.  Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or a manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process for ALD403 with a manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for ALD403 or other product candidates with a manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.

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

We currently rely on Fujifilm Diosynth Biotechnologies and Ajinomoto Althea Inc. to manufacture and provide us with clinical supplies of ALD403, and we expect to enter into agreements with one or more other manufacturers for larger scale commercial production. Our current agreements do not, and our future agreements may not, provide for an entire supply of the drug product necessary for all anticipated clinical trials or for full-scale commercialization. If we and our suppliers cannot agree to the terms and conditions for provision of the drug product necessary for our clinical and commercial supply needs, or if a manufacturer terminates their agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, our clinical trials and commercialization efforts could be delayed until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would have an adverse impact on our business and prospects.

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

Even if ALD403 or any of our other product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If ALD403 or any of our other product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

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

If we are able to commercialize ALD403 or any other product candidates, the products may become subject to unfavorable pricing regulations or third-party reimbursement practices, thereby harming our business.

The regulations that govern pricing and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or any of our future collaborators might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in our products, even if our product candidates obtain regulatory approval.

Our and any of our future collaborators’ ability to commercialize any product candidates successfully also will depend in significant part on the extent to which coverage and adequate reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. A primary focus in the U.S. healthcare industry and elsewhere is cost containment. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage will be available for any product that we or any of our future collaborators commercialize and, if coverage is available, what the level of reimbursement will be. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

There may be significant delays in obtaining reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA or regulatory authorities in other countries. Moreover, eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our or any of our future collaborators’ costs, including research, development, manufacture, sale and distribution. Interim payments for new products, if applicable, may also not be sufficient to cover our or any of our future collaborators’ costs and may not be made permanent. Payment rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower cost products that are already reimbursed and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of products from countries where they may be sold at lower prices than in the United States. Private third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our or any of our future collaborators’ inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for newly developed products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

We are using our proprietary antibody platform for the selection and manufacturing of monoclonal antibodies. We used this platform to create our lead product candidate, ALD403, as well as ALD1613 and clazakizumab and the other future product candidates that we are currently evaluating. We are at an early stage of development and our platform has not yet, and may never, lead to approved or commercially successful products. Even if we are successful in continuing to build our pipeline, the future product candidates that we evaluate may not be suitable for clinical development, including as a result of their harmful side-effects, limited efficacy or other characteristics that make it unlikely such product candidates will receive regulatory approval or achieve commercial success. If we do not successfully develop and commercialize product candidates using our proprietary antibody platform, we may not be able to obtain product or collaboration revenues in future periods, which would harm our business and prospects.

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services, improve quality of care, and expand access to coverage. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The ACA, among other provisions that may have a significant impact on our business:

●	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs”;

●	increases the statutory minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

●	imposes a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated;

●

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

●	expands the eligibility criteria for Medicaid programs; and

●	creates a process for approval of biologic therapies that are similar or identical to approved biologics.

While the U.S. Supreme Court upheld the constitutionality of certain elements of the ACA in June 2012, we expect judicial and Congressional challenges. At this time, it remains unclear whether there will be any changes made to the ACA, whether to certain provisions or its entirety. We cannot assure that the ACA, as currently enacted or as amended in the future, will not adversely affect our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013, following passage of the Bipartisan Budget Act of 2015, and will remain in effect through 2025 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been and likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

●	our ability to set a price we believe is fair for our products;

●	our ability to generate revenues and achieve or maintain profitability; and

●	the availability of capital for our business.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights, are and will be applicable to our business. We could be subject to healthcare regulation by both the federal government and the states in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include, without limitation:

●

the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

●

federal false claims laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment that are false or fraudulent, or knowingly making false statements to avoid, decrease, or conceal an obligation to pay money to the federal government;

●

the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●

the federal Physician Payments Sunshine Act under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the U.S. Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, information related to physician and physician family members’ payments and other transfers of value and physician ownership and investment interests;

●

HIPPA, as amended by the Health Information Technology for Economic and Clinical Health Act, which imposes requirements on certain types of entities and individuals regarding the conduct of certain electronic healthcare transactions and the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The ACA, among other things, amends the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation. In addition, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

In March 2013, the United States converted to a first-to-file patent system under the recently enacted America Invents Act. With this change, the United States patent system was brought into closer conformity with the patent systems of other countries, the vast majority of which operate as first-to-file patent systems. Under the former system, and assuming the other requirements for patentability were met, the first to invent was entitled to the patent. A number of our patents and patent applications are subject to the first-to-invent system because they originated prior to the March 2013 cutoff. Under the new United States system, and outside the United States, the first to file a patent application is entitled to the patent, with certain exceptions. A number of our patents and patent applications are subject to the new first-to-file system in the United States because they originated after the March 2013 cutoff. The full effect of these changes remains unclear as the USPTO endeavors to implement various regulations concerning the new system. Furthermore, the courts have yet to address the vast majority of these provisions and the applicability of the America Invents Act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. We may become involved in opposition, interference, post-grant or derivation proceedings challenging our patent rights or the patent rights of others, and the outcome of any proceedings are highly uncertain. An adverse determination in any such proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner. The issuance of a patent is not conclusive as to its scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop or prevent us from stopping others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of future product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage.

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

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business. In addition, we are currently involved in an opposition proceeding involving the granted European patent of one of our potential competitors

Third parties may assert infringement claims against us, or other parties we have agreed to indemnify, based on existing patents or patents that may be granted in the future. We are aware of third-party patents and patent applications containing granted claims relating to CGRP antibodies and the therapeutic use of CGRP antibodies to treat conditions including migraine, including a European patent held by Teva (Labrys). In July 2014, we and Eli Lilly and Company, each filed an opposition to the Teva (Labrys) European patent requesting that such patent be revoked in its entirety. While, for the reasons set forth in our opposition, we believe this patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain. If the European Patent Office decides not to revoke the Teva (Labrys) European patent in its entirety, or only revokes certain claims of the patent, and any surviving claims are determined to encompass our intended use of ALD403, we may not be able to commercialize ALD403 in the European Union for its intended use, which could materially adversely affect our business, operating results and financial condition. Furthermore, since patent applications are published some time after filing, and because applications can take several years to issue, there may be additional currently pending third-party patent applications that are unknown to us, which may later result in issued patents. We may initiate litigation or other legal proceedings with respect to other patents in the future. Because of the inevitable uncertainty in intellectual property litigation, we could lose a patent infringement action asserted against us or opposition or other legal proceeding regardless of our perception of the merits of the case. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and commercializing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages if we are found to have willfully infringed a patent, and attorneys’ fees. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations.

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

Risks Related to Our Operations and Personnel

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

Over the next several years, if any of our product candidates receive marketing approval, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales and marketing and other functional areas, including finance, accounting and legal. For example, if ALD403 is approved, we plan to build a 75 to 100 person sales force targeting high-prescribing neurologists and headache centers in the United States. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Ownership of Our Common Stock

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. In the year ended December 31, 2015, the reported sale price of our common stock has fluctuated between $22.23 and $54.90 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

In addition, as of December 31, 2015, we had options outstanding that, if fully exercised, would result in the issuance of 2,961,107 shares of common stock and as of January 1, 2016, there were also 4,775,363 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 895,698 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to additional automatic annual increases in the number of shares of common stock reserved for future issuance. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of December 31, 2015, holders of an aggregate of up to approximately 4.4 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and NASDAQ impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel need to devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly.  We expect these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and in the future we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal control over financial reporting.  Our compliance with applicable provisions of Section 404 subjects us to substantial accounting expense and to expend significant management time on compliance-related issues. If we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our corporate headquarters are located in Bothell, Washington, where we lease approximately 62,000 square feet of office and laboratory space pursuant to lease agreements which expire in July 2018. These facilities house our research, clinical, regulatory, commercial and administrative personnel. We believe that our existing facilities are adequate for our near-term needs. We believe that suitable additional or alternative space would be available if required in the future on commercially reasonable terms.

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

Our common stock is traded on The NASDAQ Global Market under the symbol “ALDR.” Trading of our common stock commenced on May 8, 2014 in connection with our initial public offering, or IPO. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on The NASDAQ Global Market.

Year ended December 31, 2014	High	Low
Second quarter (beginning May 8, 2014)	$22.95	$9.50
Third quarter	$20.64	$11.19
Fourth quarter	$30.35	$10.52

Year ended December 31, 2015
First quarter	$32.30	$23.81
Second quarter	$53.14	$22.23
Third quarter	$54.90	$28.67
Fourth quarter	$39.43	$26.21

Holders

As of February 15, 2016, there were approximately 18 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Use of Proceeds

On May 7, 2014, our registration statement on Form S-1 (No. 333-194672) was declared effective for our IPO. There has been no material change in the planned use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014. As of December 31, 2015, we have used all of the proceeds from our IPO for working capital and other general corporate purposes. As of December 31, 2015, no portion of the proceeds from our initial public offering have been paid by us directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates, other than payments in the ordinary course of business to officers for salaries and bonuses, and payments to our directors for service on our Board of Directors. There has been no material change in the use of proceeds from our IPO from that described in the prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act on May 8, 2014.

Item 6.	Selected Consolidated Financial Data

The following selected consolidated financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the year ended December 31, 2012 and 2011 and consolidated balance sheet data as of December 31, 2013, 2012 and 2011 were derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated statements of operations data: (1)	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$54,705	$18,796	$20,067	$21,822
Operating expenses
Research and development	69,611	33,439	31,883	30,669	28,291
General and administrative	16,718	12,462	7,674	7,217	6,642
Total operating expenses	86,329	45,901	39,557	37,886	34,933
Income (loss) from operations	(86,329)	8,804	(20,761)	(17,819)	(13,111)
Other income (expense)
Interest income	702	44	54	101	92
Foreign currency gain (loss)	73	15	(21)	—	—
Other income	84	45	158	—	—
Interest expense	—	—	—	(88)	(300)
Other expense	—	—	(43)	—	—
Total other income (expense)	859	104	148	13	(208)
Net income (loss)	$(85,470)	$8,908	$(20,613)	$(17,806)	$(13,319)
Net income (loss) per share - basic	$(2.11)	$0.43	$(21.14)	$(19.54)	$(15.09)
Net income (loss) per share - diluted	$(2.11)	$0.30	$(21.14)	$(19.54)	$(15.09)
Weighted average number of common shares used in net income (loss) per share - basic	40,586,980	20,506,565	975,158	911,354	882,504
Weighted average number of common shares used in net income (loss) per share - diluted	40,586,980	29,427,287	975,158	911,354	882,504

(1) As discussed in Note 9 to the consolidated financial statements, BMS terminated their collaboration agreement with us on December 29, 2014. As a result of the termination of the agreement, the estimated development period was adjusted and we recognized revenue related to the BMS agreement in the amount of $54.5 million in 2014. The acceleration of revenue recognition resulted in us reporting net income for 2014.

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated balance sheet data: (2)	(in thousands)

Cash, cash equivalents and investments	$381,012	$55,872	$23,227	$59,373	$52,402
Working capital	309,829	55,734	2,457	39,938	29,537
Total assets	400,027	64,359	26,739	64,654	59,090
Total liabilities	12,510	5,202	58,727	76,664	97,566
Convertible preferred stock	—	—	111,374	111,374	67,638
Common stock and additional paid in capital	610,394	196,085	2,443	1,820	1,283
Accumulated deficit	(222,376)	(136,906)	(145,814)	(125,201)	(107,395)
Total stockholders' equity (deficit)	387,517	59,157	(143,362)	(123,384)	(106,114)
(2) The 2015 consolidated balance sheet data reflect $406.6 million in net proceeds received from two underwritten public offerings of our common stock that were completed in January and June 2015.

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

Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic antibodies with the potential to meaningfully transform current treatment paradigms.  We have developed a proprietary antibody platform designed to select antibodies that have the potential to maximize efficacy as well as speed of onset and durability of therapeutic response.  In addition, we believe our ability to efficiently manufacture antibodies using our yeast-based manufacturing technology, MabXpress, allows us to target diseases that traditionally have not been addressed by antibodies.  We believe the clinical data obtained in our development program for ALD403 to date exhibits the potential of this product candidate to transform the way physicians treat migraine prevention.  ALD403 was discovered by Alder scientists and has achieved clinical proof-of-concept for frequent episodic migraine patients. We have several ongoing trials with ALD403, including a Phase 2b clinical trial in chronic migraine and our first pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), which commenced in October 2015.  If approved, we intend to commercialize ALD403 on our own in the United States.  In addition, we have brought together a group of world class scientists and drug developers that, when coupled with our proprietary technologies, allow us to discover, develop and commercialize antibody-based therapeutics that have the potential to change the lives of patients suffering from many types of disease.

ALD403, our wholly-owned lead product candidate, is a genetically engineered monoclonal antibody for the prevention of migraine that blocks the calcitonin gene-related peptide (CGRP). Efficacy data from a Phase 2 clinical trial in patients experiencing migraine on 5-14 days per month (frequent episodic migraine) established that ALD403 reduced the number of days on which a migraine patient experiences migraines. In that clinical trial, 27-41% of patients experienced complete migraine-free relief, that is 100% suppression of migraine occurrence, in any given month and migraines were completely prevented in 16% of patients for the entire three month study period. Ongoing and future clinical trials are aimed at supporting our objective of regulatory approval of ALD403 at the earliest opportunity for the prevention of migraine in the subpopulation of migraineurs (13 million patients) who are believed to be candidates for a preventative migraine therapy. Assuming regulatory approval, we plan to commercialize ALD403 independently in the United States employing a specialty sales force and to seek one or more strategic arrangements for commercialization of ALD403 outside the United States.

We are also focusing our development efforts on ALD1613, a wholly-owned therapeutic antibody which targets adrenocorticotropic hormone (ACTH).  We believe ALD1613 has the potential to treat patients with Congenital Adrenal Hyperplasia and Cushing’s Disease. ALD1613 is undergoing Investigational New Drug (IND)-enabling preclinical studies, and we plan to submit an IND application with the United States Food and Drug Administration (FDA) for ALD1613 in 2016. Our third wholly-owned product candidate, clazakizumab, is designed to block the pro-inflammatory cytokine IL-6. Clazakizumab successfully completed two Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis. We believe that clazakizumab has the potential for further development as a therapeutic agent for one or more additional diseases where high levels of IL-6 are believed to play a role. In late 2014, all rights to clazakizumab were returned to us from Bristol-Myers Squibb Company, or BMS, following the termination of a license and collaboration agreement.  We are actively pursuing strategic alternatives for the further development of clazakizumab to leverage its ability to effectively inhibit IL-6.

All of our product candidates were discovered and developed by Alder scientists using our proprietary antibody technology platform. This platform enables us to engineer our candidates to have properties that we believe optimize the therapeutic potential for patients. Since the unique structure, including sequence, of an antibody determines how it functions and behaves, we specifically engineer our candidates to have properties aligned with the desired therapeutic profile. Leveraging this platform, we focus on properties that we consider important in order to optimize safety, tolerability and efficacy, along with other properties that support reduced dosing volumes and frequency, time to onset of therapeutic effect, route of administration flexibility, reduced immunogenicity compared to other monoclonal antibody therapeutics, and other benefits including manufacturing.

We were incorporated in 2002 and have not generated any product revenue. Through December 31, 2015, our operations have been primarily funded by $486.9 million of net proceeds in public offerings, $111.4 million in private placements of our convertible preferred stock, and $135.0 million in upfront payments, milestones and research and development payments from our collaborators.

As of December 31, 2015, we had an accumulated deficit of $222.4 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•	Continue to prioritize the advancing clinical development of ALD403 for the prevention of migraine.

•	Leverage the commercial potential of ALD403 by independently commercializing it for the prevention of migraine in the U.S.
•	Advance the development of ALD1613 for the treatment of Congenital Adrenal Hyperplasia and Cushing’s Disease.
•	Seek strategic alternatives to advance and commercialize clazakizumab as a therapeutic option in autoimmune and inflammatory disease.
•	Leverage our technology platform to discover future product candidates for areas of unmet need.
•	Build a leading biopharmaceutical company to transform current treatment paradigms.

We will not generate revenues from product sales unless and until we or our future collaborators successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for ALD403, ALD1613 or any future product candidate, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future collaborators. We will need to obtain substantial additional sources of funding to develop ALD403 and ALD1613 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our development programs or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

Financial Operations Overview

Revenues

We did not recognize any revenue in 2015. We recognized $54.7 million and $18.8 million in revenue in 2014 and 2013, respectively, substantially all of which was derived from our collaboration with BMS, which was terminated effective December 29, 2014.  As a result of the early termination of the BMS agreement, the estimated performance period was adjusted to reflect the December 29, 2014 termination date, which accelerated the recognition of revenue that had previously been deferred. We will not recognize any additional future revenue under the agreement with BMS.

Revenues recognized and cash payments received under these agreements in 2015, 2014 and 2013 were as follows:

	Years Ended
	December 31,
	2015	2014	2013
Revenues recognized:	(in thousands)
Bristol-Myers Squibb:
Amortization of deferred revenue from upfront payments	$—	$35,403	$12,133
Recognition of milestone payments	—	7,706	2,642
Recognition of reimbursed clinical supply and development costs	—	11,431	3,921
Bristol-Myers Squibb total	—	54,540	18,696
Other collaborations	—	165	100
Total revenues recognized	$—	$54,705	$18,796
Cash payments received:
Bristol-Myers Squibb:
Reimbursed clinical supply and development costs	$113	$320	$355
Bristol-Myers Squibb total	113	320	355
Other collaborations	—	265	—
Total cash payments received	$113	$585	$355

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

Pharmaceutical operations	Research and development expenses incurred related to manufacturing preclinical study and clinical trial materials, including scale-up process development and quality control activities.

Clinical development	Research and development expenses incurred related to Phase 1, Phase 2 and Phase 3 clinical trials, including regulatory affairs activities.

Our research and development expenses during 2015, 2014 and 2013 were as follows:

	Years Ended
	December 31,
	2015	2014	2013
	(in thousands)
External costs:
ALD403	$37,764	$14,085	$10,845
ALD1613	5,272	—	—
Clazakizumab	192	1,055	2,268
Unallocated internal costs:
Preclinical discovery and development	13,556	11,480	12,057
Pharmaceutical operations	9,834	5,209	4,696
Clinical development	2,993	1,610	2,017
Total research and development expenses	$69,611	$33,439	$31,883

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

Other Income (Expense)

Other income consists primarily of interest income received on our cash, cash equivalents and investments, gains and losses on foreign currency and refundable Australian tax credits received by our wholly-owned Australian subsidiary.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Years Ended
	December 31,
	2015	2014	Dollar change	% change
	(dollars in thousands)
Revenues:
Collaboration and license agreements	$—	$54,705	$(54,705)	(100%)
Operating expenses:
Research and development	69,611	33,439	36,172	108%
General and administrative	16,718	12,462	4,256	34%
Income (loss) from operations	(86,329)	8,804	(95,133)	(1081%)
Interest income	702	44	658	1495%
Foreign currency gain	73	15	58	387%
Other income	84	45	39	87%
Net income (loss)	$(85,470)	$8,908	$(94,378)	(1059%)

Revenues

We did not recognize any revenue in 2015. Revenues for 2014 were $54.7 million and were derived primarily from our collaboration agreement with BMS, which was terminated effective December 29, 2014.  We will not recognize any additional future revenue under the BMS collaboration agreement.

 Research and Development Expenses

	Years Ended
	December 31,
	2015	2014	Dollar change	% change
	(dollars in thousands)
External costs:
ALD403	$37,764	$14,085	$23,679	168%
ALD1613	5,272	—	5,272	—
Clazakizumab	192	1,055	(863)	(82%)
Unallocated internal costs:
Preclinical discovery and development	13,556	11,480	2,076	18%
Pharmaceutical operations	9,834	5,209	4,625	89%
Clinical development	2,993	1,610	1,383	86%
Total research and development expenses	$69,611	$33,439	$36,172	108%

Research and development expenses increased by $36.2 million, or 108%, in 2015 compared to 2014. During 2015, external costs incurred for ALD403 increased by $23.7 million, or 168%.  The increased level of spending was primarily due to an additional $19.8 million in clinical trial costs related to the ongoing chronic migraine clinical trial, the initiation of the PROMISE 1 clinical trial and $3.6 million in manufacturing costs for ALD403 drug supply for existing and planned pivotal clinical trials. External costs for ALD1613 increased $5.3 million, which included an additional $4.3 million for costs related to drug supply and other pre-IND activities to advance our preclinical programs for two orphan diseases: Congenital Adrenal Hyperplasia and Cushing’s Disease. Unallocated internal costs also increased by $8.1 million due primarily to an increase in salaries expense of $3.4 million and an increase in stock-based compensation expense of $2.7 million in the 2015 period as a result of a 47% increase in our research and development headcount to support our planned pivotal trials for ALD403.

In August 2014, we regained the worldwide rights to clazakizumab from BMS.  BMS was responsible through June 29, 2015 for all costs of the clinical trials that were initiated by BMS prior to August 29, 2014.  We are actively pursuing other strategic alternatives for clazakizumab.

General and Administrative Expenses

General and administrative expenses increased by $4.3 million, or 34%, for 2015 compared to 2014. The increase was primarily due to an increase in stock-based compensation expense of $2.1 million and an increase in salaries expense due to a 29% increase in headcount, as well as increases in market research, business insurance and other administrative costs.

Interest Income

The increase of $0.7 million in interest income for 2015 compared to 2014 was due primarily to increases in the average balances of cash, cash equivalents and investments.

Foreign Currency Gain

Net foreign currency gain increased $0.1 million for 2015 compared to 2014. We maintain a bank account denominated in British pounds for purposes of settling certain obligations arising outside the United States. The net gain in 2015 reflects the impact of an increase in the exchange rate for British pounds relative to U.S. dollars during the period.

Other Income

Other income primarily represents incentive payments received by our Australian subsidiary from the Australian government for eligible research and development expenditures in the prior calendar year. We received $84,000 in such incentive payments in 2015 and $45,000 in 2014. The increase in the incentive payments received in 2015 was due to a higher level of eligible expenditures in Australia in 2014 compared to expenditures in 2013.

Comparison of the Years Ended December 31, 2014 and 2013

The following table summarizes our results of operations for 2014 and 2013, together with the changes in those items in dollars and as a percentage:

	Years Ended
	December 31,
	2014	2013	Dollar change	% change
	(dollars in thousands)
Revenues:
Collaboration and license agreements	$54,705	$18,796	$35,909	191%
Operating expenses:
Research and development	33,439	31,883	1,556	5%
General and administrative	12,462	7,674	4,788	62%
Income (loss) from operations	8,804	(20,761)	29,565	142%
Interest income	44	54	(10)	(19%)
Foreign currency gain (loss)	15	(21)	36	171%
Other income	45	158	(113)	(72%)
Other expense	—	(43)	43	100%
Net income (loss)	$8,908	$(20,613)	$29,521	143%

Revenues

Revenues recognized and cash payments received under our collaboration agreements were as follows:

	Years Ended
	December 31,
	2014	2013	Dollar change	% change
	(dollars in thousands)
Revenues recognized:
Bristol-Myers Squibb:
Amortization of deferred revenue from upfront payments	$35,403	$12,133	$23,270	192%
Recognition of milestone payments	7,706	2,642	5,064	192%
Recognition of reimbursed clinical supply and development costs	11,431	3,921	7,510	192%
Bristol-Myers Squibb total	54,540	18,696	35,844	192%
Other collaborations	165	100	65	65%
Total revenues recognized	$54,705	$18,796	$35,909	191%
Cash payments received:
Bristol-Myers Squibb:
Reimbursed clinical supply and development costs	320	355	(35)	(10%)
Bristol-Myers Squibb total	320	355	(35)	(10%)
Other collaborations	265	—	265	—
Total cash payments received	$585	$355	$230	65%

Revenues for 2014 and 2013 were derived primarily from our collaboration agreement with BMS. In 2014, revenues increased by $35.9 million compared to 2013, due primarily to the acceleration of recognition of revenue as a result of the early termination of the BMS agreement that had previously been deferred. We will not recognize any additional future revenue under the BMS collaboration agreement.

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

Research and development expenses increased by $1.6 million, or 5%, in 2014 compared to 2013. Costs incurred for ALD403 increased by $3.2 million, or 30%, as we increased our expenditures for manufacturing drug supply and for conducting clinical trials for the prevention of migraines. In 2013, we decided to discontinue our clinical trial in cancer for clazakizumab which resulted in a decrease of $1.2 million in the 2014 period. In December 2014, we regained the worldwide rights to clazakizumab from BMS.  BMS was responsible through June 29, 2015 for all costs of the clinical trials that were initiated by BMS prior to August 29, 2014.  We are actively pursuing other strategic alternatives for clazakizumab.

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

Interest Income

The decrease of $10,000 in interest income for 2014 compared to 2013 was primarily due to a decrease in average interest rate earned.

Foreign Currency Gain (Loss)

Net foreign currency gain increased $36,000 for 2014 compared to 2013. The net gain in 2014 reflects the impact of an increase in the exchange rate for British pounds relative to U.S. dollars during the period.

Other Income (Expense)

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

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners.  As of December 31, 2015, we had available cash, cash equivalents and investments of $381.0 million, which consisted of cash, money market funds, negotiable certificates of deposit and U.S. government agency obligations. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are currently focusing our resources on development of ALD403 and on the preclinical development of ALD1613.  We may consider possible partnerships for our product candidates or sources of additional equity or debt financing. We believe that our available cash, cash equivalents and investments will be sufficient to meet our projected operating requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	Continue to prioritize the advancing clinical development of ALD403 for the prevention of migraine.
•	Leverage the commercial potential of ALD403 by independently commercializing it for the prevention of migraine in the U.S., if approved by the FDA.
•	Advance the development of ALD1613 for the treatment of Congenital Adrenal Hyperplasia and Cushing’s Disease.
•	Seek strategic alternatives to advance and commercialize clazakizumab as a therapeutic option in autoimmune and inflammatory disease.
•	Leverage our technology platform to discover future product candidates for areas of unmet need.
•	Build a leading biopharmaceutical company to transform current treatment paradigms.

We plan to continue to fund our operations and capital funding needs through equity, debt financing and/or new collaborations. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations.

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Years Ended
	December 31,
	2015	2014	2013
	(in thousands)
Net cash used in operating activities	$(81,233)	$(47,657)	$(36,132)
Net cash provided by (used in) investing activities	(167,267)	(9,734)	5,546
Net cash provided by financing activities	408,206	80,982	48

Cash Used in Operating Activities

Net cash used in operating activities includes net income (loss), adjusted for non-cash charges and the changes in deferred revenue and components of working capital.  Net cash used in operating activities was $81.2 million in 2015 compared to $47.7 million in 2014. The $33.6 million increase in net cash used in operating activities in 2015 compared to 2014 was driven primarily by an increase in net loss of $94.4 million, offset by a decrease in deferred revenue of $54.3 million related to our former agreement with

BMS. In addition, in 2015, stock-based compensation increased $4.9 million due to increases in headcount to support our programs under development, the change in accounts payable and accrued liabilities increased by $3.1 million and $3.4 million, respectively.  In addition, cash used in operating activities increased $4.5 million due to the increase in the change of prepaid manufacturing costs related to our ALD403 and ALD1613 programs under development.

Net cash used in operating activities was $11.5 million higher in 2014 compared to 2013 in which net cash used in operating activities was $36.1 million and we had a net loss of $20.6 million. The increase in net cash used in operating activities was due primarily to the amount of deferred revenue recognized.

Cash Used in Investing Activities

Net cash used in investing activities was $167.3 million and $9.7 million in 2015 and 2014, respectively, due primarily to purchases of investments, offset in part by sales and maturities of investments and purchases of property and equipment. The net cash provided by investing activities was $5.5 million in 2013 was due primarily to the maturity of investments and decrease in restricted cash, offset by purchases of property and equipment. Purchases of property and equipment used cash of $1.2 million, $0.6 million and $0.2 million in 2015, 2014 and 2013, respectively. We plan to increase our cash used for purchases of property and equipment for the foreseeable future for lab equipment and tenant improvements.

Cash Provided by Financing Activities

Net cash provided by financing activities in 2015 was $408.2 million due primarily to underwritten public offerings of our common stock in January and June 2015 in which we received $406.6 million net of underwriting discounts, commissions and offering costs, and $1.5 million from the exercise of stock options and purchases under the employee stock purchase plan.

Net cash provided by financing activities in 2014 was $81.0 million due to our IPO, in which we received proceeds of $80.3 million net of underwriting discounts and commissions and offering costs, and $0.8 million from the exercise of stock options and purchases under the employee stock purchase plan.   In 2013, net cash provided by financing activities of $48,000 was the result of stock option exercises.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2015.

Contractual Obligations

Our contractual obligations as of December 31, 2015 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$2,713	$947	$1,766	$—	$—
License agreements(2)	675	50	150	150	325
Purchase obligations(3)	11,880	11,880	—	—	—
Contract manufacturing obligations(4)	20,430	20,430	—	—	—
Total contractual obligations	$35,698	$33,307	$1,916	$150	$325

(1)	Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

JOBS Act

The Jumpstart our Business Startups Act, or the JOBS Act, allowed us, as an “emerging-growth company”, to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, our financial statements may not be comparable to the financial statements of issuers who were required to comply with the effective date for new or revised accounting standards applicable to public companies.  We are no longer able to take advantage of this exemption as of December 31, 2015, when the Company was deemed to be a large accelerated filer and, as a result, ceased to be an “emerging growth company.” There was no impact on our financial statements as of and for the year ended December 31, 2015 as a result.

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

Accrued Expenses

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

Stock-Based Compensation

Stock-based compensation cost is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes pricing model and recognized as an expense over the employee’s requisite service period on a straight-line basis. We recorded stock-based compensation expense of $6.1 million, $1.3 million and $0.6 million for 2015, 2014 and 2013, respectively. At December 31, 2015, we had $17.4 million and $1.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants and employee stock purchase plan awards, respectively, that will be recognized over a weighted-average period of 3.1 years and 0.6 years, respectively. We expect to continue to grant stock options pursuant to our 2014 Equity Incentive Plan and to allow employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

In determining the fair value of stock awards granted, the following weighted-average assumptions were used in the Black-Scholes option pricing model for awards granted in the periods indicated:

	Stock Options			Employee Stock Purchase Plan
	Years Ended			Year Ended
	December 31,			December 31,
	2015	2014	2013	2015	2014
Volatility	59.5%	66.1%	69.3%	57.0%	59.1%
Expected term (years)	6.1	6.1	5.9	0.9	0.6
Risk-free interest rate	1.6%	1.9%	1.1%	0.3%	0.1%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%

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

As of December 31, 2015, our total deferred income tax assets were $81.7 million. Due to our history of losses and evaluation of available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the ability to carry back losses to prior years, we have determined that it is more likely than not that our deferred income tax assets will not be realized, and therefore, the deferred income tax assets are fully offset by a valuation allowance at December 31, 2015. The deferred income tax assets were primarily comprised of U.S. net operating loss carryforwards, or NOLs, and tax credit carryforwards. As of December 31, 2015, we had U.S. net operating loss carryforwards of $229.8 million and federal tax credit carryforwards of $8.9 million to offset future taxable income or offset income taxes due. These NOLs and tax credit carryforwards expire beginning in 2024 through 2035, if not utilized.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2015, we had cash, cash equivalents and investments of $381.0 million consisting of cash, money market accounts, and negotiable certificates of deposit in highly rated financial institutions in the United States and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.6 million in the fair value of our investments as of December 31, 2015. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.2 million over the next 12 months based on our investment balance at December 31, 2015.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom and in Switzerland. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements. We manage a portion of these cash flow exposures through the purchase of British pounds. Our holdings in British pounds are marked to market at the end of each period and any change is recorded as gains or losses in the consolidated statements of operations. As of December 31, 2015, we held the U.S. dollar equivalent of $2.3 million in British pounds. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pound from the December 31, 2015 rate would have increased/decreased our unrealized foreign currency loss on our holdings of British pounds by approximately $0.2 million. We generally transfer funds to our Australian subsidiary to fund operating needs within 30 days of disbursement. The cash balance held by our Australian subsidiary is denominated in Australian dollars and is also subject to exposure due to fluctuations in exchange rates. For the year ended December 31, 2015, we recorded a net foreign currency gain of $0.1 million in our consolidated statements of operations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALDER BIOPHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alder BioPharmaceuticals, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Alder BioPharmaceuticals, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015).  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 23, 2016

Alder BioPharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2015	2014
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$206,492	$46,795
Short-term investments	98,680	9,077
Accounts receivable	—	113
Prepaid expenses and other assets	17,029	4,758
Total current assets	322,201	60,743
Long-term investments	75,840	—
Other assets	12	2,456
Property and equipment, net	1,974	1,160
Total assets	$400,027	$64,359
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$4,727	$1,911
Accrued liabilities	7,583	2,963
Deferred rent	62	135
Total current liabilities	12,372	5,009
Deferred rent	138	193
Total liabilities	12,510	5,202
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 43,706,789 and 30,996,526 shares issued and outstanding, respectively	4	3
Additional paid-in capital	610,390	196,082
Accumulated deficit	(222,376)	(136,906)
Accumulated other comprehensive loss	(501)	(22)
Total stockholders’ equity	387,517	59,157
Total liabilities and stockholders’ equity	$400,027	$64,359

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended
	December 31,
	2015	2014	2013
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$54,705	$18,796
Operating expenses
Research and development	69,611	33,439	31,883
General and administrative	16,718	12,462	7,674
Total operating expenses	86,329	45,901	39,557
Income (loss) from operations	(86,329)	8,804	(20,761)
Other income (expense)
Interest income	702	44	54
Foreign currency gain (loss)	73	15	(21)
Other income	84	45	158
Other expense	—	—	(43)
Total other income	859	104	148
Net income (loss)	$(85,470)	$8,908	$(20,613)
Net income (loss) per share - basic	$(2.11)	$0.43	$(21.14)
Net income (loss) per share - diluted	$(2.11)	$0.30	$(21.14)
Weighted average number of common shares used in net income (loss) per share - basic	40,586,980	20,506,565	975,158
Weighted average number of common shares used in net income (loss) per share - diluted	40,586,980	29,427,287	975,158

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
	December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$(85,470)	$8,908	$(20,613)
Other comprehensive income (loss):
Unrealized loss on securities available-for-sale, net of tax	(470)	(8)	—
Foreign currency translation income (loss), net of tax	(9)	(23)	12
Total other comprehensive income (loss)	(479)	(31)	12
Comprehensive income (loss)	$(85,949)	$8,877	$(20,601)

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

													Accumulated
	Convertible Preferred Stock										Additional		Other	Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
	(in thousands, except for share data)
Balances at December 31, 2012	3,770,267	$11,276	4,556,638	$16,242	6,767,673	$40,120	5,819,559	$43,736	955,976	$—	$1,820	$(125,201)	$(3)	$(123,384)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(20,613)	—	(20,613)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	12	12
Exercise of stock options	—	—	—	—	—	—	—	—	32,709	—	48	—	—	48
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	575	—	—	575
Balances at December 31, 2013	3,770,267	11,276	4,556,638	16,242	6,767,673	40,120	5,819,559	43,736	988,685	—	2,443	(145,814)	9	(143,362)
Net income	—	—	—	—	—	—	—	—	—	—	—	8,908	—	8,908
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(31)	(31)
Conversion of convertible preferred	(3,770,267)	(11,276)	(4,556,638)	(16,242)	(6,767,673)	(40,120)	(5,819,559)	(43,736)	20,914,137	2	111,372	—	—	111,374
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—	8,875,396	1	80,258	—	—	80,259
Exercise of stock options	—	—	—	—	—	—	—	—	186,207	—	486	—	—	486
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	32,101	—	273	—	—	273
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,250	—	—	1,250
Balances at December 31, 2014	—	—	—	—	—	—	—	—	30,996,526	3	196,082	(136,906)	(22)	59,157
Net loss	—	—	—	—	—	—	—	—	—	—	—	(85,470)	—	(85,470)

Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(479)	(479)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—	12,068,539	1	406,633	—	—	406,634
Exercise of stock options	—	—	—	—	—	—	—	—	548,491	—	701	—	—	701
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	93,233	—	835	—	—	835
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,139	—	—	6,139
Balances at December 31, 2015	—	$—	—	$—	—	$—	—	$—	43,706,789	$4	$610,390	$(222,376)	$(501)	$387,517

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net income (loss)	$(85,470)	$8,908	$(20,613)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	751	701	935
Loss on retirement of property and equipment	—	2	43
Stock-based compensation	6,139	1,250	575
Other non-cash charges, net	17	—	—
Changes in operating assets and liabilities
Accounts receivable	113	203	(188)
Prepaid expenses and other assets	(9,744)	(5,196)	1,053
Accounts payable	2,816	(312)	303
Accrued liabilities	4,273	835	142
Deferred rent	(128)	276	(129)
Deferred revenue	—	(54,324)	(18,253)
Net cash used in operating activities	(81,233)	(47,657)	(36,132)
Investing activities
Purchases of investments	(185,629)	(11,045)	—
Proceeds from maturities of investments	19,335	1,960	5,620
Proceeds from sales of investments	250	—	—
Purchases of property and equipment	(1,223)	(649)	(193)
Decrease in restricted cash	—	—	119
Net cash provided by (used in) investing activities	(167,267)	(9,734)	5,546
Financing activities
Proceeds from issuance of common stock, net of offering costs	406,634	80,259	—
Deferred offering costs	36	(36)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,536	759	48
Net cash provided by financing activities	408,206	80,982	48
Effect of exchange rate changes on cash	(9)	(23)	12
Net increase (decrease) in cash and cash equivalents	159,697	23,568	(30,526)
Cash and cash equivalents
Beginning of period	46,795	23,227	53,753
End of period	$206,492	$46,795	$23,227

Supplemental disclosures:
Purchases of property and equipment included in accrued liabilities	$347	$—	$—
Conversion of convertible preferred stock into common stock	$—	$111,374	$—

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

In January 2015, the Company completed an underwritten public offering of 6,900,000 shares of common stock, which included 900,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at $29.50 per share. The Company received approximately $190.7 million in net proceeds, after deducting underwriting discounts and commissions of $12.2 million and offering expenses of $0.6 million.

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

Liquidity

The Company had an accumulated deficit as of December 31, 2015. To date, the Company has funded its operations primarily through sales of its convertible preferred stock, payments from its collaboration partners, and proceeds from its IPO and subsequent public offerings, and will require substantial additional capital for research and product development. The Company plans to continue to fund its operations and capital funding needs through equity and/or debt financing, as well as new collaborations. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future.

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

Foreign Currency Translation

The financial statements of the Company’s subsidiaries with a functional currency other than the U.S. dollar have been translated into the Company’s reporting currency, the U.S. dollar. The functional currency for the Company’s Australian subsidiary is the Australian dollar and all assets and liabilities of the Australian subsidiary are translated using year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities less than 90 days to be cash equivalents. Cash and cash equivalents consist primarily of money market funds and are stated at cost, which approximates fair value.

Investments

Investments consist of negotiable certificates of deposit and U.S. government agency obligations. The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

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

The Company had no revenue for the year ended December 31, 2015. For the years ended December 31, 2014 and 2013, one of the Company’s collaborators accounted for nearly 100% of total revenues. This collaborator accounted for 100% of total accounts receivable as of December 31, 2014.

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

Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from customers based on their outstanding invoices. Management reviews accounts receivable regularly to determine if any receivable will potentially be uncollectible. Estimates are used to determine the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. At December 31, 2015 and 2014, no allowance for doubtful accounts was considered necessary.

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

Accrued Expenses

The preparation of the consolidated financial statements requires management to estimate and accrue expenses, the largest of which are research and development expenses. Costs for certain development activities are recognized based on an evaluation of the progress to completion of specific tasks using information and data provided by vendors and clinical sites. The Company bases its expense accruals related to clinical trials on its estimates of the services received and efforts expended pursuant to contracts with clinical research organizations that conduct and manage clinical trials on our behalf. Actual expenses could differ from the Company’s estimates. To date, the Company has not experienced significant changes in its estimates of accrued research and development expenses after a reporting period.

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

Reclassifications

Certain reclassifications relating to foreign currency gains and losses have been made to the 2014 and 2013 consolidated financial statements to conform to the 2015 consolidated financial statements presentation. These reclassifications had no effect on net income (loss) or cash flows as previously reported.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.  This ASU requires entities to classify deferred tax liabilities and assets as a noncurrent amount on a jurisdictional basis.  The ASU will become effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and early adoption is permitted. The Company adopted this ASU in 2015 on a prospective basis which did not have a material effect on its consolidated financial statements.

The Jumpstart our Business Startups Act, or the JOBS Act, allowed the Company, as an “emerging-growth company”, to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. As a result, the Company’s financial statements may not be comparable to the financial statements of issuers who were required to comply with the effective date for new or revised accounting standards that are applicable to public companies.  The Company is no longer able to take advantage of this exemption as of December 31, 2015, when the Company was deemed to be a large accelerated filer and, as a result, ceased to be an “emerging growth company.” There was no impact on the Company’s consolidated financial statements.

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

	Years Ended
	December 31,
	2015	2014	2013
Numerator
Net income (loss) (in thousands)	$(85,470)	$8,908	$(20,613)
Denominator
Weighted-average common shares outstanding - basic	40,586,980	20,506,565	975,158
Dilutive effect of common shares from preferred stock	—	7,276,974	—
Dilutive effect of common shares from employee stock purchase plan	—	7,854	—
Dilutive effect of common shares from stock options	—	1,635,894	—
Weighted-average common shares outstanding - diluted	40,586,980	29,427,287	975,158
Net income (loss) per share - basic	$(2.11)	$0.43	$(21.14)
Net income (loss) per share - diluted	$(2.11)	$0.30	$(21.14)

The following weighted average numbers of shares of convertible preferred stock, outstanding stock options, and awards under the employee stock purchase plan were excluded from the calculation of diluted net loss per share for 2015, 2014 and 2013 because including them would have had an anti-dilutive effect. The convertible preferred stock numbers shown in the table are on a common stock equivalent basis.

	Years Ended
	December 31,
	2015	2014	2013
Convertible preferred stock	—	—	20,914,137
Stock options	2,890,409	209,460	2,161,274
Employee stock purchase plan	114,937	—	—
	3,005,346	209,460	23,075,411

4.    Fair Value Disclosures

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2015
Cash equivalents
Money market funds	$203,330	$—	$—	$203,330
Short term investments
Negotiable certificates of deposit	—	17,236	—	17,236
U.S. government agency obligations	—	81,444	—	81,444
Long term investments
Negotiable certificates of deposit	—	999	—	999
U.S. government agency obligations	—	74,841	—	74,841
	$203,330	$174,520	$—	$377,850

As of December 31, 2014
Cash equivalents
Money market funds	$46,113	$—	$—	$46,113
Short term investments
Negotiable certificates of deposit	—	9,077	—	9,077
	$46,113	$9,077	$—	$55,190

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

5.    Investments

Short-term and long-term investments consisted of the following securities available-for-sale for the date indicated:

	Amortized	Gross unrealized	Gross unrealized	Fair
	Cost	gains	losses	Value
	(in thousands)
Type of security as of December 31, 2015
Negotiable certificates of deposit maturing in one year or less	$17,250	$—	$(14)	$17,236
Negotiable certificates of deposit maturing after one year through two years	1,000	—	(1)	999
U.S. government agency obligations maturing in one year or less	81,582	—	(138)	81,444
U.S. government agency obligations maturing after one year through two years	75,166	—	(325)	74,841
Total available-for-sale securities	$174,998	$—	$(478)	$174,520

Type of security as of December 31, 2014
Negotiable certificates of deposit maturing in one year or less	$9,085	$—	$(8)	$9,077
Total available-for-sale securities	$9,085	$—	$(8)	$9,077

All short-term investments had a contractual maturity of one year or less.

The decreases in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and the intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. The Company’s realized gains and realized losses on sales of available-for-sale securities were not material for the years ended December 31, 2015, 2014 and 2013. No securities have been in a continuous unrealized loss position for more than 12 months as of December 31, 2015.

6.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following for the dates indicated:

	December 31,
	2015	2014
	(in thousands)
Current assets:
Advance payments for research and development	$16,287	$4,107
Prepaid insurance, other prepaid general and administrative expenses and other assets	742	651
	$17,029	$4,758

Long-term assets:
Advance payments for research and development	$—	$2,420
Other long term assets	12	36
	$12	$2,456

7.    Property and Equipment

Property and equipment consisted of the following for the dates indicated:

	December 31,
	2015	2014
	(in thousands)

Computer equipment and software	$891	$1,062
Laboratory equipment	5,392	4,728
Furniture and fixtures	231	357
Leasehold improvements	1,850	1,602
	8,364	7,749
Less: Accumulated depreciation and amortization	(6,390)	(6,589)
	$1,974	$1,160

Depreciation and amortization expense totaled $0.8 million, $0.7 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

8.    Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	December 31,
	2015	2014
	(in thousands)

Compensation and benefits	$3,156	$2,211
Contracted research and development	3,675	517
Professional services and other	752	235
	$7,583	$2,963

9.    Collaboration and License Agreements

Revenues recognized and cash payments received under collaboration and license agreements with pharmaceutical and biotechnology companies were as follows:

	Years Ended
	December 31,
	2015	2014	2013
Revenues recognized:	(in thousands)
Bristol-Myers Squibb:
Amortization of deferred revenue from upfront payments	$—	$35,403	$12,133
Recognition of milestone payments	—	7,706	2,642
Recognition of reimbursed clinical supply and development costs	—	11,431	3,921
Bristol-Myers Squibb total	—	54,540	18,696
Other collaborations	—	165	100
Total revenues recognized	$—	$54,705	$18,796
Cash payments received:
Bristol-Myers Squibb:
Reimbursed clinical supply and development costs	$113	$320	$355
Bristol-Myers Squibb total	113	320	355
Other collaborations	—	265	—
Total cash payments received	$113	$585	$355

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

BMS was responsible through June 29, 2015 for all costs of the clinical trials that were initiated prior to August 29, 2014. On the Termination Date, all rights granted to BMS with respect to clazakizumab terminated and reverted to the Company, and BMS granted to our wholly owned subsidiary, AlderBio Holdings LLC (“AlderBio”), an exclusive license, with the right to grant sublicenses, under certain BMS intellectual property solely to make, have made, use, import, export, offer for sale, and sell clazakizumab. BMS transferred to the Company the Investigational New Drug Application that BMS filed for clazakizumab with the U.S. Food and Drug Administration and all material data related to clazakizumab. The Company has agreed to purchase a certain portion of BMS’ existing manufactured drug supply of clazakizumab with an option to purchase additional drug supply at cost.

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

10.    Common and Convertible Preferred Stock

There were 43,706,789 and 30,996,526 shares of common stock issued and outstanding as of December 31, 2015 and 2014, respectively. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

The Company has reserved for future issuance the following number of shares of common stock:

December 31,
2015

Stock options outstanding	2,961,107
Stock options available for grant	3,027,092
Reserved for employee stock purchase plan	458,631
6,446,830

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

In January 2015, the Company completed an underwritten public offering of 6,900,000 shares of common stock, including 900,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at $29.50 per share, for a total net proceeds of $190.7 million, after deducting underwriting discounts and commissions of $12.2 million and offering expenses of $0.6 million.

In June 2015, the Company completed an underwritten public offering of 5,168,539 shares of common stock, including 674,157 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at $44.50 per share,  for a total net proceeds of $215.9 million, after deducting underwriting discounts and commissions of $13.8 million and offering expenses of $0.3 million.

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

11.    Stock-based Compensation

2014 Equity Incentive Plan

In April 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in May 2014 at which time the 2005 Stock Plan (the “2005 Plan”) was terminated.  Until its termination, the 2005 Plan authorized the issuance of up to 2,661,818 shares of the Company’s common stock pursuant to the exercise of stock options and other forms of equity compensation.  The 2014 Plan authorizes the grant of stock options, other forms of equity compensation, and performance cash awards.  The number of shares of common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. All options granted under both the 2005 Plan and the 2014 Plan have a maximum 10 year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. A majority of the unvested stock options will vest upon the sale of all or substantially all of the stock or assets of the Company. The board of directors determines the option exercise price and may designate stock options granted as either incentive or nonstatutory stock options. The Company generally grants stock options with exercise prices that equal or exceed the fair value of the common stock on the date of grant.

At December 31, 2015, options to purchase up to 2,961,107 shares of common stock were outstanding and 3,027,092 shares were reserved for future grants under the 2014 Plan. On January 1, 2016, an additional 1,748,271 shares of common stock became available for future grants under the 2014 Plan.

Employee Stock Purchase Plan

In April 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”) which became effective in May 2014. Under the ESPP, eligible employees can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for offering periods of up to 27 months in duration. Each offering period is comprised of four consecutive purchase periods. The first offering period commenced on May 7, 2014 with four purchase periods ending on the last trading days of November and May through May 2016. Subsequent offering periods and purchase periods will begin on December 1 and June 1 of each year. Participants enrolled in an offering period will continue in that offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in an offering period will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first day of the offering period or (ii) the end of each purchase period within the offering period. A maximum of 2,000 shares of common stock may be purchased by each participant at each of four purchase dates during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized on a straight-line basis. The initial number of shares of common stock that may be issued under the ESPP was 274,000 shares and the number of shares reserved for the ESPP automatically increases each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (2) 750,000 shares of common stock; or (3) such lesser number as determined by the Company’s board of directors.  Activity under the ESPP for the years ended December 31, was as follows:

	Number of shares purchased
Purchase price	2015	2014
$8.50	89,440	32,101
$13.87	2,540	—
$36.14	1,253	—
	93,233	32,101

As of December 31, 2015, 458,631 shares of common stock were reserved for future grants under the ESPP.  On January 1, 2016, an additional 437,067 shares of common stock became available for future grants under the ESPP.

As of December 31, 2015, the total unrecognized compensation cost related to the ESPP was $1.1 million and will be recognized on a straight-line basis over the weight-average remaining service period of 0.6 years.

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

In determining the fair value of stock awards granted, the following weighted-average assumptions were used in the Black-Scholes option pricing model for awards granted in the periods indicated:

	Stock Options			Employee Stock Purchase Plan
	Years Ended			Year Ended
	December 31,			December 31,
	2015	2014	2013	2015	2014
Volatility	59.5%	66.1%	69.3%	57.0%	59.1%
Expected term (years)	6.1	6.1	5.9	0.9	0.6
Risk-free interest rate	1.6%	1.9%	1.1%	0.3%	0.1%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%

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

The Company records stock-based compensation for awards to non-employees using a fair value measured determined using the Black-Scholes option pricing model which reflects the same assumptions as applied to employee options in each of the reported periods, except for the expected term, for which it uses the remaining contractual life of the option. Stock-based compensation expense for non-employee awards is subject to remeasurement as the underlying equity instruments vest and is recognized as an expense over the period during which services are received. In 2015, 2014 and 2013, the Company recognized $0.3 million, $0.2 million, and $28,000 of expense, respectively, relating to stock options granted to non-employees.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years Ended
	December 31,
	2015	2014	2013
	(in thousands)
Research and development	$3,449	$701	$286
General and administrative	2,690	549	289
	$6,139	$1,250	$575

As of December 31, 2015, the total unrecognized compensation cost relating to stock options was $17.4 million and will be recognized on a straight-line basis over the weighted-average remaining service period of 3.1 years.

Stock option activity

A summary of the Company’s stock option activity and related information follows:

		Weighted- average	Weighted- average	Aggregate
		exercise	remaining contractual	intrinsic value
	Shares	price per share	life (years)	(in thousands)
Options, Outstanding at beginning of period	2,485,222	$4.36	5.6	$61,462
Granted	1,054,300	31.19
Exercised	(548,491)	1.28
Forfeited and expired	(29,924)	23.22
Options, Outstanding at end of period	2,961,107	$14.29	6.7	$57,281
Exercisable at December 31, 2015	1,510,567	$3.72	4.6	$44,271
Vested and expected to vest at December 31, 2015	2,910,708	$14.00	6.7	$57,057

The following table summarizes the Company’s stock option values:

	Years Ended
	December 31,
	2015	2014	2013
	(in thousands, except per share data)
Weighted-average fair value of option shares granted during the period	$17.43	$7.25	$2.39
Total intrinsic value of stock options exercised	20,389	2,590	90
Total fair value of stock options vested	2,133	683	702

12.    Income Taxes

Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)

Domestic	$(85,595)	$8,826	$(20,766)
Foreign	125	82	153
Income (loss) before income taxes	$(85,470)	$8,908	$(20,613)

The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rate of 34% as follows:

	Years Ended December 31,
	2015	2014	2013

Federal statutory income tax rate	34.0%	34.0%	34.0%
Stock-based compensation	(1.0%)	0.9%	(0.7%)
Research and development credits	2.4%	(13.6%)	7.3%
Other	(0.1%)	0.9%	0.0%
Change in valuation allowance	(35.3%)	(22.2%)	(40.6%)
Effective tax rate	0.0%	0.0%	0.0%

The Company’s net deferred income tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)

Deferred income tax assets:
Net operating loss carryforwards	$71,805	$44,906
Research and development credits	7,910	5,873
Other	1,961	671
Total deferred income tax assets	81,676	51,450
Less: Valuation allowance	(81,676)	(51,450)
Net deferred income tax assets	$—	$—

At December 31, 2015, the Company had U.S. net operating loss carryforwards of $229.8 million, which may be used to offset future taxable income. Of this amount, $18.6 million are related to excess tax benefits associated with stock option exercises which are recorded directly to stockholder’s equity only when realized. The net operating loss carryforwards expire from 2025 to 2035 if not utilized. In addition, the Company has U.S. research and development tax credit carryforwards of $8.9 million, which will expire from 2024 to 2035. The Company establishes reserves or reduces deferred tax assets to address potential uncertain tax positions that it believes could be challenged by taxing authorities even though the Company believes the positions it has taken are appropriate.  The Company reviews the uncertain tax positions as circumstances warrant and adjusts them as events occur that affect the potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require the Company to increase or decrease its uncertain tax positions and effective income tax rate.

In certain circumstances, where there is a change in control, utilization of net operating losses and tax credit carryforwards are subject to certain limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three year period. The Company performed a Section 382 analysis through 2015 and determined that an ownership change occurred in 2005. Based on the analysis performed, however, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. The Company continues to monitor ownership change for purposes of Section 382. If it is determined that an additional Section 382 ownership change has occurred, the net operating losses and tax credit carryforwards may be subject to an additional limitation such that a portion may not be utilizable.

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

The table below summarizes changes in the deferred tax valuation allowance:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(in thousands)
Deferred income tax valuation allowance:
For year ended December 31, 2013	45,068	8,360	—	53,428
For year ended December 31, 2014	53,428	(1,978)	—	51,450
For year ended December 31, 2015	51,450	30,226	—	81,676

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

The total balance of unrecognized gross tax benefits was as follows:

	Years Ended December 31,
	2015	2014	2013
	(in thousands)

Unrecognized tax benefits at beginning of year	$592	$383	$126
Additions based on tax positions taken in prior years	—	43	—
Additions based on tax positions taken in the current year	360	166	257
Unrecognized tax benefits at end of year	$952	$592	$383

In addition to any uncertain tax positions, it is the Company’s policy to recognize potential accrued interest and/or penalties related to such positions within income tax expense. For 2015, 2014 and 2013, the Company has not recognized any liability related to uncertain tax positions and does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.

The Company is subject to U.S. federal income tax audit for tax years after 2011.  However, carryforward attributes that were generated prior to 2012 may still be adjusted by the taxing authority upon examination if the attributes have been or will be used in a future period.  The Company is also subject to examination of foreign returns tax years 2013 to present as the statute of limitations is still open.

13.    Defined Contribution Plan

The Company sponsors a defined contribution plan (the “401(k) Plan”) for its full time employees, with eligibility commencing on the month following an employee’s date of hire. Employee contributions to the 401(k) Plan are based on a percentage of the employee’s gross compensation, limited by Internal Revenue Service guidelines for such plans. The 401(k) Plan provides for matching and discretionary contributions by the Company, which were $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

14.    Commitments and Contingencies

The Company had contract manufacturing and purchase obligations totaling $32.3 million at December 31, 2015 related to manufacturing its product candidates for use in clinical trials, including long-term stability studies.

The Company leases office space in three adjacent buildings in Bothell, Washington, for its research and development and administrative activities. In October and November 2015, the Company and the landlords entered into amendments to the leases under which, among other things, the lease terms were all extended to July 31, 2018. The Company leased approximately 19,000 additional square feet in one of the buildings commencing February 29, 2016, or earlier as the space becomes available. Under both leases, the Company has an option to lease additional space. Under the lease for approximately 90% of the total square footage, the Company was given an option to renew the lease for an additional three-year term at the market rates prevailing at the time of renewal. Rent expense totaled $0.8 million for each of the years ended December 31, 2015, 2014 and 2013.

Future aggregate minimum payments under noncancelable operating leases as of the date indicated are as follows:

December 31,
2015
(in thousands)
Years Ending December 31,
2016	$947
2017	1,105
2018	661
Total minimum lease payments	$2,713

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

15.    Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2015 and 2014. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2015
Total revenues	$—	$—	$—	$—
Net loss	(14,653)	(17,655)	(26,997)	(26,165)
Net loss per share - basic	$(0.40)	$(0.46)	$(0.62)	$(0.60)
Net loss per share - diluted	$(0.40)	$(0.46)	$(0.62)	$(0.60)

2014
Total revenues*	$4,782	$4,703	$38,784	$6,436
Net income (loss)*	(5,395)	(7,401)	28,646	(6,942)
Net income (loss) per share - basic	$(5.38)	$(0.40)	$0.93	$(0.22)
Net income (loss) per share - diluted	$(5.38)	$(0.40)	$0.88	$(0.22)

*As discussed in Note 9 to the consolidated financial statements, BMS terminated their collaboration agreement with the Company on December 29, 2014. As a result of the termination of the agreement, the estimated development period was adjusted and the Company recognized revenue related to the BMS agreement in the amount of $54.5 million in 2014. The acceleration of revenue recognition resulted in the Company reporting net income for 2014.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Our management, with the participation of our Chief Executive Officer and our Senior Vice President, Finance, our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

(d) Inherent limitation on the effectiveness of internal control.    The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

(1) The information required by this Item concerning our executive officers and our directors and nominees for director will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” “Information Regarding Committees of the Board of Directors” and “Executive Officers” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be either included an amendment to this Annual Report on Form 10-K or found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Director Compensation”, “Executive Compensation,” “Compensation Discussion and Analysis” and “Equity Compensation Plan Information” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Equity Compensation Plan Information” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(1) The information required by this Item concerning related party transactions will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Transactions with Related Persons” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance— Independence of the Board of Directors” and “Information Regarding Committees of the Board of Directors” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 4—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in the 2016 Proxy Statement. Such information is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Signature	Title	Date
/s/ Randall C. Schatzman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2016
Randall C. Schatzman, Ph.D.
/s/ Larry K. Benedict	Senior Vice President, Finance (Principal Financial and Accounting Officer)	February 23, 2016
Larry K. Benedict
/s/ Stephen M. Dow	Chairman of the Board of Directors	February 23, 2016
Stephen M. Dow
/s/ Gary Bridger	Director	February 23, 2016
Gary Bridger, Ph.D.
/s/ Paul Carter	Director	February 23, 2016
Paul Carter
/s/ Paul Cleveland	Director	February 23, 2016
Paul Cleveland
/s/ A. Bruce Montgomery	Director	February 23, 2016
A. Bruce Montgomery, M.D.
/s/ Deepa R. Pakianathan	Director	February 23, 2016
Deepa R. Pakianathan, Ph.D.
/s/ Heather Preston	Director	February 23, 2016
Heather Preston, M.D.
/s/ Clay B. Siegall	Director	February 23, 2016
Clay B. Siegall, Ph.D.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36431	3.1	May 13, 2014
3.2	Amended and Restated Bylaws.	S-1	333-194672	3.5	April 25, 2014
4.1	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.1	March 19, 2014
4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.2	April 25, 2014
4.3	Form of Common Stock Certificate.	S-1	333-201201	4.3	December 22, 2014
10.1	Form of Indemnity Agreement between the Alder BioPharmaceuticals, Inc. and its directors and officers.	S-1	333-194672		April 25, 2014
10.2+	2005 Stock Plan, as amended.	S-1	333-194672	10.2	March 19, 2014
10.3+	Forms of Notice of Stock Option Grant, Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement for 2005 Stock Plan.	S-1	333-194672	10.3	March 19, 2014
10.4+	2014 Equity Incentive Plan.	S-1	333-194672	10.4	April 25, 2014
10.5 +	Form of Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan.	S-1	333-194672	10.5	April 25, 2014
10.6+	2014 Employee Stock Purchase Plan.	S-1	333-194672	10.6	May 1, 2014
10.7+	Form of Executive Severance Benefit Plan.	S-1	333-194672	10.7	April 25, 2014
10.8+	Compensation Information for Non-Employee Directors	10-Q	001-36431	10.1	November 5, 2015
10.9†	Collaboration and License Agreement by and among AlderBio Holdings LLC, Alder BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company, dated November 6, 2009.	S-1	333-194672	10.8	May 1, 2014
10.10†	Addendum No. 1 to Collaboration and License Agreement by and among AlderBio Holdings LLC, Alder BioPharmaceuticals, Inc. and Bristol-Myers Squibb Company, dated January 21, 2011.	S-1	333-194672	10.9	May 1, 2014
10.11†	Master Services Agreement by and between Alder BioPharmaceuticals, Inc. and FUJIFILM Diosynth Biotechnologies U.S.A., Inc., dated October 14, 2013.	S-1	333-194672	10.10	May 1, 2014
10.12†	License Agreement by and between Alder BioPharmaceuticals, Inc. and the Keck Graduate Institute of Applied Life Sciences, dated October 15, 2004.	S-1	333-194672	10.11	May 1, 2014
10.13	Lease by and between Alder BioPharmaceuticals, Inc. and RREEF American REIT II Corp. KK, dated August 5, 2005.	S-1	333-194672	10.12	March 19, 2014
10.14	First Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and RREEF American Reit II Corp. KK, dated February 1, 2008.	S-1	333-194672	10.13	March 19, 2014
10.15	Second Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated September 23, 2010.	S-1	333-194672	10.14	March 19, 2014
10.16	Third Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated August 21, 2013.	S-1	333-194672	10.15	March 19, 2014

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.17	Fourth Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated November 12, 2015.					X
10.18+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Randall C. Schatzman, Ph.D. dated as of July 19, 2005.	S-1	333-194672	10.16	March 19, 2014
10.19+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Randall C. Schatzman, Ph.D. dated as of April 13, 2012.	S-1	333-194672	10.17	March 19, 2014
10.20+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and John A. Latham, Ph.D., dated as of July 19, 2005.	S-1	333-194672	10.18	March 19, 2014
10.21+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and John A. Latham, Ph.D., dated as of April 13, 2012.	S-1	333-194672	10.19	March 19, 2014
10.22+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Mark J. Litton, Ph.D., MBA, dated as of July 19, 2005.	S-1	333-194672	10.20	March 19, 2014
10.23+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Mark J. Litton, Ph.D., MBA, dated as of April 13, 2012.	S-1	333-194672	10.21	March 19, 2014
10.24+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Jeffrey T.L. Smith, M.D., FRCP, dated as of July 19, 2005.	S-1	333-194672	10.22	March 19, 2014
10.25+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Jeffrey T.L. Smith, M.D., FRCP, dated as of April 13, 2012.	S-1	333-194672	10.23	March 19, 2014
10.26†	Master Product Development and Clinical Supply Agreement by and between Alder BioPharmaceuticals, Inc. and Althea Technologies, dated March 21, 2011.	S-1	333-194672	10.24	May 1, 2014
10.27	First Amendment to Master Product Development and Clinical Supply Agreement between Alder BioPharmaceuticals, Inc. and Althea Technologies, Inc., dated March 15, 2013	S-1	333-194672	10.25	May 1, 2014
21.1	List of subsidiaries of the Registrant.	S-1	333-194672	21.1	March 19, 2014
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
+	Indicates a management contract or compensatory plan.
†

Pursuant to a request for confidential treatment, portions of this exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934.

*

Document has been furnished, is not deemed filed and is not to be incorporated by reference into any of the Company's filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, irrespective of any general incorporation language contained in any such filing.