Form 10-Q
period 2016-03-31
ALDER BIOPHARMACEUTICALS INC
filed 2016-04-28
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016 the registrant had 49,971,008 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

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

.

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2016	2015
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$178,035	$206,492
Short-term investments	125,119	98,680
Prepaid expenses and other assets	16,572	17,029
Total current assets	319,726	322,201
Long-term investments	50,103	75,840
Other assets	12	12
Property and equipment, net	2,511	1,974
Total assets	$372,352	$400,027
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$9,648	$4,727
Accrued liabilities	4,867	7,583
Deferred rent	62	62
Total current liabilities	14,577	12,372
Long-term deferred rent	124	138
Total liabilities	14,701	12,510
Commitments and contingencies
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 43,758,152 and 43,706,789 shares issued and outstanding, respectively	4	4
Additional paid-in capital	613,452	610,390
Accumulated deficit	(255,739)	(222,376)
Accumulated other comprehensive loss	(66)	(501)
Total stockholders’ equity	357,651	387,517
Total liabilities and stockholders’ equity	$372,352	$400,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$—
Operating expenses
Research and development	27,647	11,035
General and administrative	6,045	3,677
Total operating expenses	33,692	14,712
Loss from operations	(33,692)	(14,712)
Other income (expense)
Interest income	415	59
Foreign currency loss	(86)	—
Total other income	329	59
Net loss	$(33,363)	$(14,653)
Net loss per share - basic and diluted	$(0.76)	$(0.40)

Weighted average number of common shares used in net loss per share - basic and diluted	43,753,517	36,903,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Net loss	$(33,363)	$(14,653)
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale, net of tax	414	—
Foreign currency translation income (loss), net of tax	21	(14)
Total other comprehensive income (loss)	435	(14)
Comprehensive loss	$(32,928)	$(14,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(33,363)	$(14,653)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	235	195
Loss on retirement of property and equipment	—	2
Stock-based compensation	3,017	910
Other non-cash charges, net	20	—
Changes in operating assets and liabilities
Accounts receivable	—	113
Prepaid expenses and other assets	460	(4,164)
Accounts payable	4,921	305
Accrued liabilities	(2,557)	1,275
Deferred rent	(14)	(32)
Net cash used in operating activities	(27,281)	(16,049)
Investing activities
Purchases of investments	(6,566)	(12,750)
Proceeds from maturities of investments	6,250	1,225
Proceeds from sales of investments	—	250
Purchases of property and equipment	(931)	(375)
Proceeds from sale of property and equipment	5	—
Net cash used in investing activities	(1,242)	(11,650)
Financing activities
Proceeds from issuance of common stock, net of offering costs	—	190,770
Deferred offering costs	—	36
Proceeds from exercise of stock options and employee stock purchase plan	45	22
Net cash provided by financing activities	45	190,828
Effect of exchange rate changes on cash	21	(14)
Net increase (decrease) in cash and cash equivalents	(28,457)	163,115
Cash and cash equivalents
Beginning of period	206,492	46,795
End of period	$178,035	$209,910

Supplemental disclosures:
Offering costs included in accounts payable and accrued liabilities	$—	$25
Purchases of property and equipment included in accrued liabilities	$188	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Public Offerings

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

In June 2015, the Company completed an underwritten public offering of 5,168,539 shares of common stock, which included 674,157 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at $44.50 per share.  The Company received approximately $215.9 million in net proceeds, after deducting underwriting discounts and commissions of $13.8 million and offering expenses of $0.3 million.

Subsequent to the end of the quarter, in April 2016, the Company completed an underwritten public offering of 6,182,795 shares of common stock, which included 806,451 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at $23.25 per share.  The Company received approximately $134.6 million in net proceeds, after deducting underwriting discounts and commissions of $8.6 million and estimated offering expenses of $0.5 million.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Alder BioPharmaceuticals, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2015 were derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. The Company manages its business as one operating segment; however, the Company operates in two geographic regions: United States (Bothell, WA) and Australia. Substantially all of the Company’s assets are located in, and revenues are generated in, the United States.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern.  This ASU requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The ASU will become effective for annual reporting periods ending after December 15, 2016. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. This ASU will become effective for annual periods beginning after December 15, 2018. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU addresses areas for simplification in several aspects of the accounting for share-based payment including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will become effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. This ASU clarifies two aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

	Three Months Ended
	March 31,
	2016	2015

Net loss (in thousands)	$(33,363)	$(14,653)
Denominator
Weighted-average common shares outstanding - basic and diluted	43,753,517	36,903,483
Net loss per share - basic and diluted	$(0.76)	$(0.40)

The following weighted average numbers of outstanding stock options and employee stock purchase plan awards were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2016 and 2015 because including them would have had an anti-dilutive effect. Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended
	March 31,
	2016	2015
Stock options	3,748,232	2,846,627
Employee stock purchase plan	21,634	28,999
	3,769,866	2,875,626

4.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized	Gross unrealized	Gross unrealized	Fair
	Cost	gains	losses	Value
	(in thousands)
Type of security as of March 31, 2016
Negotiable certificates of deposit maturing in one year or less	$14,250	$4	$(1)	$14,253
U.S. government agency obligations maturing in one year or less	110,909	11	(54)	110,866
U.S. government agency obligations maturing after one year through two years	50,127	5	(29)	50,103
Total available-for-sale securities	$175,286	$20	$(84)	$175,222

Type of security as of December 31, 2015
Negotiable certificates of deposit maturing in one year or less	$17,250	$—	$(14)	$17,236
Negotiable certificates of deposit maturing after one year through two years	1,000	—	(1)	999
U.S. government agency obligations maturing in one year or less	81,582	—	(138)	81,444
U.S. government agency obligations maturing after one year through two years	75,166	—	(325)	74,841
Total available-for-sale securities	$174,998	$—	$(478)	$174,520

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for-sale securities in the three months ended March 31, 2016 and 2015.

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2016
Cash equivalents
Money market funds	$175,342	$—	$—	$175,342
Short term investments
Negotiable certificates of deposit	—	14,253	—	14,253
U.S. government agency obligations	—	110,866	—	110,866
Long term investments
U.S. government agency obligations	—	50,103	—	50,103
	$175,342	$175,222	$—	$350,564

As of December 31, 2015
Cash equivalents
Money market funds	$203,330	$—	$—	$203,330
Short term investments
Negotiable certificates of deposit	—	17,236	—	17,236
U.S. government agency obligations	—	81,444	—	81,444
Long term investments
Negotiable certificates of deposit	—	999	—	999
U.S. government agency obligations	—	74,841	—	74,841
	$203,330	$174,520	$—	$377,850

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

6.	Subsequent Events

In April 2016, the Company completed an underwritten public offering of 6,182,795 shares of common stock, which included 806,451 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at $23.25 per share.  The Company received approximately $134.6 million in net proceeds, after deducting underwriting discounts and commissions of $8.6 million and estimated offering expenses of $0.5 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

We believe the clinical data obtained to date in our development program for ALD403, our wholly-owned lead product candidate, exhibits the potential to transform the way physicians treat migraine prevention.  ALD403 was discovered by Alder scientists and has achieved clinical proof-of-concept for patients experiencing migraine on 5-14 days per month (frequent episodic migraine).  On March 28, 2016, we announced positive top-line data from our Phase 2b clinical trial of patients experiencing 15 or more headache days per month of which at least 8 days per month are migraine (chronic migraine). The data demonstrated that ALD403 acted rapidly and prevented migraine over the entire 12 week study period, meeting both primary and secondary efficacy endpoints.  We also announced on March 28, 2016 positive Phase 1 clinical trial data demonstrating that the pharmacokinetics and pharmacodynamics by intravenous (IV), subcutaneous (SC) or intramuscular (IM) injection of ALD403 support a quarterly single injection dosing strategy.  We have additional ongoing trials with ALD403, including our first pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), which commenced in October 2015.

ALD403 is a genetically engineered monoclonal antibody for the prevention of migraine that blocks the calcitonin gene-related peptide (CGRP). Efficacy data from our Phase 2 proof-of-concept trial in patients with frequent episodic migraine and from our Phase 2b clinical trial in patients with chronic migraine established that ALD403 significantly reduced the number of days on which a migraine patient experiences migraines. In our Phase 2 proof-of-concept trial, 27-41% of patients experienced complete migraine-free relief (p<0.05), that is 100% suppression of migraine occurrence, in any given month and migraines were completely prevented in 16% of patients for the entire three month study period (p<0.001). The top-line 12-week data from our Phase 2b clinical trial confirmed the ability of ALD403 to deliver a high level of efficacy.  In that trial, 33% and 31% of chronic migraine patients dosed with  300 mg and 100 mg, respectively, of ALD403 experienced a 75% decrease in their migraines from an average of 16 or more migraine days per month (p<0.05).

Ongoing and future clinical trials are aimed at supporting our objective of regulatory approval of ALD403 at the earliest opportunity for the prevention of migraine in the subpopulation of migraineurs (approximately 13 million patients) who we believe to be candidates for a preventative migraine therapy. Assuming regulatory approval, we plan to commercialize ALD403 in the United States employing a specialty sales force targeting high-prescribing neurologists and headache centers and to seek one or more strategic arrangements for commercialization of ALD403 outside the United States.

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

We were incorporated in 2002 and have not generated any product revenue. Through March 31, 2016, our operations have been primarily funded by $111.4 million in private placements of our convertible preferred stock, $486.9 million of net proceeds in public offerings and $135.0 million in upfront payments, milestones and research and development payments from our collaborators and government grants. In April 2016, we completed an underwritten public offering of 6,182,795 shares of common stock resulting in net proceeds of approximately $134.6 million, after deducting underwriting discounts, commissions and estimated offering expenses.

As of March 31, 2016, we had an accumulated deficit of $255.7 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, particularly the clinical development of ALD403 for the prevention of migraine.

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

Financial Operations Overview

Revenues

We did not recognize any revenue in the three months ended March 31, 2016 and 2015. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Revenues

We did not recognize any revenue in the three months ended March 31, 2016 and 2015.

Research and Development Expenses

Research and development expenses increased incurred in the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
	March 31,
	2016	2015	% change
	(dollars in thousands)
External costs:
ALD403	$14,290	$4,936	190%
ALD1613	3,805	416	815%
Clazakizumab	42	21	100%
Unallocated internal costs:
Preclinical discovery and development	4,386	3,146	39%
Pharmaceutical operations	3,977	1,949	104%
Clinical development	1,147	567	102%
Total research and development expenses	$27,647	$11,035	151%

Research and development expenses increased by $16.6 million, or 151%, for the three months ended March 31, 2016 compared to the same period in 2015. During the three months ended March 31, 2016, external costs incurred for ALD403 increased by $9.4 million, or 190%, primarily due to a $5.0 million increase in clinical trial costs related to our PROMISE 1 and other ongoing clinical trials and a $4.4 million increase in manufacturing costs for drug supply in support of planned and existing pivotal clinical trials. External costs for ALD1613 increased $3.4 million, primarily related to an increase in drug supply manufacturing and other pre-IND activities. Unallocated internal costs also increased by $3.8 million due primarily to an increase in salaries expense of $1.6 million as a result of an increase in our research and development headcount to support our programs under development and an increase in stock-based compensation expense of $1.2 million in the three months ended March 31, 2016 as a result of an increase in the fair value of our stock awards and also due to the increase in headcount.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 64%, for the three months ended March 31, 2016 compared to the same period of 2015. The increase was primarily due to an increase in stock-based compensation expense as a result of an increase in the fair value of our stock awards and due to an increase in headcount which also resulted in an increase in salaries expense. Market research and other administrative costs also increased in the three months ended March 31, 2016 over the prior year period.

Interest Income

The increase of $0.4 million in interest income for the three months ended March 31, 2016 compared to the same period of 2015 was primarily due to an increase in the average balances of cash, cash equivalents and investments.

Foreign Currency Loss

Net foreign currency loss was $0.1 million for the three months ended March 31, 2016. We maintain a bank account denominated in British pounds for purposes of settling certain obligations arising outside the United States. The net loss in the 2016 period reflects the impact of a decrease in the exchange rate for British pounds relative to U.S. dollars during the period.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners.  As of March 31, 2016, we had available cash, cash equivalents and investments of $353.3 million, which consisted of cash, money market funds, negotiable certificates of deposit and U.S. government agency obligations. In April 2016, we completed an underwritten public offering of 6,182,795 shares of common stock resulting in net proceeds of approximately $134.6 million, after deducting underwriting discounts, commissions and estimated offering expenses. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are currently focusing our resources on development of ALD403 and on the preclinical development of ALD1613.  We may consider possible partnerships for our product candidates or sources of additional equity or debt financing. We believe that our available cash, cash equivalents and investments will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	continue to prioritize the advancing clinical development of ALD403 for the prevention of migraine;
•	leverage the commercial potential of ALD403 by commercializing it for the prevention of migraine in the U.S., if approved by the FDA;
•	advance the development of ALD1613 for the treatment of Congenital Adrenal Hyperplasia and Cushing’s Disease;
•	seek strategic alternatives to advance and commercialize clazakizumab as a therapeutic option in autoimmune and inflammatory disease;
•	leverage our technology platform to discover future product candidates for areas of unmet need; and
•	build a leading biopharmaceutical company to transform current treatment paradigms.

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015

Net cash used in operating activities	$(27,281)	$(16,049)
Net cash used in investing activities	(1,242)	(11,650)
Net cash provided by financing activities	45	190,828

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and the changes in components of working capital.  Net cash used in operating activities was $27.3 million during the three months ended March 31, 2016 compared to $16.0 million during the same period in 2015. The $11.2 million increase in net cash used in operating activities in the three months ended March 31, 2016 compared to the same period in 2015 was driven primarily by an increase in net loss of $18.7 million due to increased spending in drug supply manufacturing and clinical trial costs for our ALD403 program, increased drug supply manufacturing for our ALD1613 programs and increased compensation costs attributable to increased headcount to support our programs under development.

Cash Used in Investing Activities

Net cash used in investing activities was $1.2 million and $11.7 million in the three months ended March 31, 2016 and 2015, respectively.  In the three months ended March 31, 2016 purchases of investments were $6.6 million, offset in part by $6.3 million in maturities of investments. In the three months ended March 31, 2015, purchases of investments used $12.8 million, offset in part by $1.5 million in sales and maturities of investments. Purchases of property and equipment used $0.9 million and $0.4 million in the three months ended March 31, 2016 and 2015, respectively. We anticipate increases in purchases of property and equipment for tenant improvements in support of additional leased space during 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2016 was $45,000 due to the exercise of stock options.  Net cash provided by financing activities in the three months ended March 31, 2015 was $190.8 million primarily due to the underwritten public offering of our common stock in January 2015 in which we received net proceeds of $190.7 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2016.

Contractual Obligations

Our contractual obligations as of March 31, 2016 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$2,475	$982	$1,493	$—	$—
License agreements(2)	675	50	150	150	325
Purchase obligations(3)	12,097	12,097	—	—	—
Contract manufacturing obligations(4)	57,255	57,255	—	—	—
Total contractual obligations	$72,502	$70,384	$1,643	$150	$325

(1)	Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

(4)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of March 31, 2016 under an agreement with a third-party contract manufacturing organization for larger scale production of ALD403 that became effective during the three months ended March 31, 2016.  We expect to incur additional purchase obligations relating to future purchase orders under such agreement.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States general accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Newly Adopted Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2016, we had cash, cash equivalents and investments of $353.3 million consisting of cash, money market accounts, and negotiable certificates of deposit in highly rated financial institutions in the United States and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.2 million in the fair value of our investments as of March 31, 2016. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.2 million over the next twelve months based on our investment balance at March 31, 2016.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom and in Switzerland. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these agreements. We manage a portion of these cash flow exposures through the purchase of British pounds. Our holdings in British pounds are marked to market at the end of each period and any change is recorded as gains or losses in the consolidated statements of operations. As of March 31, 2016, we held the U.S. dollar equivalent of $1.7 million in British pounds. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pound from the March 31, 2016 rate would have increased/decreased our unrealized foreign currency loss on our holdings of British pounds by approximately $0.2 million. We generally transfer funds to our Australian subsidiary to fund operating needs within 30 days of disbursement. The cash balance held by our Australian subsidiary is denominated in Australian dollars and is also subject to exposure due to fluctuations in exchange rates. For the three months ended March 31, 2016, we recorded a net foreign currency loss of $0.1 million in our consolidated statements of operations.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the three months ended March 31, 2016, our net loss was $33.4 million and as of March 31, 2016 we had an accumulated deficit of $255.7 million.

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

We are focused on the advancement of ALD403 through the clinical development process, as well as the evaluation of ALD1613 and future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our ALD403 development program or grant rights in the United States, as well as outside the United States, to ALD403 to one or more partners. As of March 31, 2016, we had $353.3 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations, including our ALD403 development program, for at least the next 12 months. However, our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

With respect to ALD403, while we have observed few SAEs to date, ALD403 has only been evaluated in a limited number of patients. The observed SAEs to date include inguinal hernia, kidney infection, transient ischemic attack, which is a precursor to stroke, conversion disorder, which is a mental health condition in which a person has blindness, paralysis, or other nervous system symptoms that cannot be explained by medical evaluation, chest pain, shortness of breath and wound infection. The relevant clinical investigators concluded that all of these events were found to be unrelated to ALD403. We have observed some itching and redness injection-site reactions (ISRs) in our Phase 1 study of a subcutaneous injection of ALD403.  Additional studies or requirements from the FDA for future studies may be necessary to address these ISRs.

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

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business. In addition, we are currently involved in an opposition proceeding involving the granted European patent of one of our potential competitors.

Third parties may assert infringement claims against us, or other parties we have agreed to indemnify, based on existing patents or patents that may be granted in the future. We are aware of third-party patents and patent applications containing granted claims relating to CGRP antibodies and the therapeutic use of CGRP antibodies to treat conditions including migraine. Furthermore, since patent applications are published some time after filing, and because applications can take several years to issue, there may be additional currently pending third-party patent applications that are unknown to us, which may later result in issued patents. We may initiate litigation or other legal proceedings with respect to patents held by others. For example, in July 2014, we and Eli Lilly and Company each filed an opposition to a European patent issued to Teva (Labrys) requesting that such patent be revoked in its entirety. While, for the reasons set forth in our opposition, we believe this patent should be revoked in its entirety, the ultimate outcome of the opposition remains uncertain. Because of the inevitable uncertainty in intellectual property litigation, we could lose a patent infringement action or opposition or other legal proceeding regardless of our perception of the merits of the case. If we lose such a proceeding or are found to infringe a third party’s intellectual property rights in any jurisdiction, we may not be able to commercialize our product or technology for its intended use in such jurisdiction without obtaining a license from such third party. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including treble damages if we are found to have willfully infringed a patent, and attorneys’ fees. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since January 1, 2015, the reported sale price of our common stock has fluctuated between $15.82 and $54.90 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

In addition, as of March 31, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 4,240,119 shares of common stock and there were also 3,393,625 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 895,698 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to additional automatic annual increases in the number of shares of common stock reserved for future issuance. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of March 31, 2016, holders of an aggregate of up to approximately 4.4 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page to this Quarterly Report on Form 10-Q, which is incorporated by reference here.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alder BioPharmaceuticals, Inc.
Date: April 28, 2016	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: April 28, 2016	By:	/s/ Larry K. Benedict
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.