Form 10-Q
period 2016-06-30
ALDER BIOPHARMACEUTICALS INC
filed 2016-07-26
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 19, 2016 the registrant had 50,184,886 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

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

.

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2016	2015
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$230,036	$206,492
Short-term investments	217,312	98,680
Prepaid expenses and other assets	15,766	17,029
Inventory	936	—
Total current assets	464,050	322,201
Long-term investments	2,759	75,840
Property and equipment, net	5,232	1,974
Investment in unconsolidated entity	1,050	—
Other assets	1,286	12
Total assets	$474,377	$400,027
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$8,372	$4,727
Accrued liabilities	7,710	7,583
Deferred rent	85	62
Total current liabilities	16,167	12,372
Long-term deferred rent	143	138
Total liabilities	16,310	12,510
Commitments and contingencies
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 50,159,886 and 43,706,789 shares issued and outstanding, respectively	5	4
Additional paid-in capital	752,587	610,390
Accumulated deficit	(294,605)	(222,376)
Accumulated other comprehensive gain (loss)	80	(501)
Total stockholders’ equity	458,067	387,517
Total liabilities and stockholders’ equity	$474,377	$400,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Revenues
Revenue under license agreement	$113	$—	$113	$—
Operating expenses
Cost of sales	113	—	113	—
Research and development	33,833	14,088	61,480	25,123
General and administrative	6,466	3,930	12,511	7,607
Total operating expenses	40,412	18,018	74,104	32,730
Gain on license of clazakizumab	1,050	—	1,050	—
Loss from operations	(39,249)	(18,018)	(72,941)	(32,730)
Other income (expense)
Interest income	529	74	944	133
Foreign currency gain (loss)	(146)	289	(232)	289
Total other income, net	383	363	712	422
Net loss	$(38,866)	$(17,655)	$(72,229)	$(32,308)
Net loss per share - basic and diluted	$(0.79)	$(0.46)	$(1.55)	$(0.86)

Weighted average number of common shares used in net loss per share - basic and diluted	49,284,573	38,162,226	46,519,045	37,536,331

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(38,866)	$(17,655)	$(72,229)	$(32,308)
Other comprehensive income (loss):
Unrealized gain on securities available-for-sale, net of tax	146	10	560	10
Foreign currency translation income (loss), net of tax	—	(14)	21	(28)
Total other comprehensive income (loss)	146	(4)	581	(18)
Comprehensive loss	$(38,720)	$(17,659)	$(71,648)	$(32,326)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(72,229)	$(32,308)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash gain on license of clazakizumab in exchange for investment in unconsolidated entity	(1,050)	—
Depreciation and amortization	505	385
Loss on retirement of property and equipment	—	2
Stock-based compensation	6,348	2,306
Other non-cash charges, net	65	—
Changes in operating assets and liabilities
Accounts receivable	—	113
Prepaid expenses and other assets	291	(6,486)
Inventory	(936)	—
Accounts payable	2,851	443
Accrued liabilities	111	1,129
Deferred rent	28	(67)
Net cash used in operating activities	(64,016)	(34,483)
Investing activities
Purchases of investments	(55,613)	(19,750)
Proceeds from maturities of investments	10,250	8,140
Proceeds from sales of investments	—	250
Purchases of property and equipment	(2,953)	(646)
Proceeds from sale of property and equipment	5	—
Net cash used in investing activities	(48,311)	(12,006)
Financing activities
Proceeds from issuance of common stock, net of offering costs	134,871	406,824
Deferred offering costs	—	36
Proceeds from exercise of stock options and employee stock purchase plan	979	828
Net cash provided by financing activities	135,850	407,688
Effect of exchange rate changes on cash	21	(28)
Net increase in cash and cash equivalents	23,544	361,171
Cash and cash equivalents
Beginning of period	206,492	46,795
End of period	$230,036	$407,966

Supplemental disclosures:
Offering costs included in accounts payable and accrued liabilities	$—	$119
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,156	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Public Offerings

In January 2015, the Company completed an underwritten public offering of 6,900,000 shares of common stock, which included 900,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at $29.50 per share.  The Company received $190.7 million in net proceeds, after deducting underwriting discounts and commissions of $12.2 million and offering expenses of $0.6 million.

In June 2015, the Company completed an underwritten public offering of 5,168,539 shares of common stock, which included 674,157 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at $44.50 per share.  The Company received $215.9 million in net proceeds, after deducting underwriting discounts and commissions of $13.8 million and offering expenses of $0.3 million.

In April 2016, the Company completed an underwritten public offering of 6,182,795 shares of common stock, which included 806,451 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at $23.25 per share.  The Company received $134.9 million in net proceeds, after deducting underwriting discounts and commissions of $8.6 million and offering expenses of $0.3 million.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Alder BioPharmaceuticals, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2015 were derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. The Company manages its business as one operating segment; however, the Company operates in three geographic regions: United States (Bothell, WA), Australia, and Ireland. Substantially all of the Company’s assets are located in, and revenues are generated in, the United States.

The Company has a relationship with a variable interest entity (“VIE”).  The Company evaluates VIEs to determine whether the Company is the primary beneficiary by performing a qualitative and quantitative analysis of each VIE that includes a review of, among other factors, the VIE’s capital structure, contractual terms, related party relationships, the Company’s fee arrangements and the design of the VIE.  This analysis includes determining whether the Company (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

In circumstances where the Company is not the primary beneficiary, but the Company has the ability to exercise significant influence over the operating and financial policies of a company in which it has an investment, the Company utilizes the equity method of accounting for recording investment activity. In assessing whether the Company exercises significant influence, it considers the nature and magnitude of the investment, the voting and protective rights held, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, the Company records in its results of operations its share of income or loss of the other company. If the Company’s share of losses exceeds the carrying value of its investment, it will suspend recognizing additional losses and will continue to do so unless the Company commits to providing additional funding. The Company monitors its investment to evaluate whether any decline in value has occurred that would be other-than-temporary, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions.  The carrying value of the investment is included in the Company’s condensed consolidated balance sheet as investment in unconsolidated entity.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This ASU simplifies the guidance on the subsequent measurement of inventory by limiting the scope to exclude inventory measured at LIFO or the retail inventory method. This ASU will become effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. This ASU addresses certain issues in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) regarding assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the Company, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net loss (in thousands)	$(38,866)	$(17,655)	$(72,229)	$(32,308)
Denominator
Weighted-average common shares outstanding - basic and diluted	49,284,573	38,162,226	46,519,045	37,536,331
Net loss per share - basic and diluted	$(0.79)	$(0.46)	$(1.55)	$(0.86)

The following weighted average numbers of outstanding stock options and employee stock purchase plan awards were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2016 and 2015 because including them would have had an anti-dilutive effect. Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Stock options	4,270,080	2,995,626	4,009,156	2,921,538
Employee stock purchase plan	22,814	29,288	43,511	58,296
	4,292,894	3,024,914	4,052,667	2,979,834

4.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of June 30, 2016
Negotiable certificates of deposit maturing in one year or less	$11,750	$5	$—	$11,755
Negotiable certificates of deposit maturing after one year through two years	750	1	—	751
U.S. government agency obligations maturing in one year or less	205,483	80	(6)	205,557
U.S. government agency obligations maturing after one year through two years	2,006	2	—	2,008
Total available-for-sale securities	$219,989	$88	$(6)	$220,071

Type of security as of December 31, 2015
Negotiable certificates of deposit maturing in one year or less	$17,250	$—	$(14)	$17,236
Negotiable certificates of deposit maturing after one year through two years	1,000	—	(1)	999
U.S. government agency obligations maturing in one year or less	81,582	—	(138)	81,444
U.S. government agency obligations maturing after one year through two years	75,166	—	(325)	74,841
Total available-for-sale securities	$174,998	$—	$(478)	$174,520

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for-sale securities in the three and six months ended June 30, 2016 and 2015.

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2016
Cash equivalents
Money market funds	$227,372	$—	$—	$227,372
Short term investments
Negotiable certificates of deposit	—	11,755	—	11,755
U.S. government agency obligations	—	205,557	—	205,557
Long term investments
Negotiable certificates of deposit	—	751	—	751
U.S. government agency obligations	—	2,008	—	2,008
	$227,372	$220,071	$—	$447,443

As of December 31, 2015
Cash equivalents
Money market funds	$203,330	$—	$—	$203,330
Short term investments
Negotiable certificates of deposit	—	17,236	—	17,236
U.S. government agency obligations	—	81,444	—	81,444
Long term investments
Negotiable certificates of deposit	—	999	—	999
U.S. government agency obligations	—	74,841	—	74,841
	$203,330	$174,520	$—	$377,850

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

6.	Gain on License of Clazakizumab and Investment in Unconsolidated Entity

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia, that will pursue innovative therapeutic indications in chronic inflammatory diseases. In exchange for the rights to clazakizumab, the Company received an equity stake in Vitaeris and is eligible to receive royalties and certain other payments. In addition, Randall C. Schatzman, Ph.D., the Company’s president and chief executive officer, has joined Vitaeris’ board of directors. Since clazakizumab was developed internally by the Company, all previous expenditures to develop the compound were recognized as expense in the period incurred and there was no carrying value on the Company’s condensed consolidated balance sheet. Therefore, in the three and six months ended June 30, 2016, the Company recognized a gain on the license agreement of $1.1 million, which was determined as the fair value of the Company’s equity stake in Vitaeris and is also the initial carrying value of the Company’s investment in Vitaeris. The Company recognized $0.1 million in revenue and cost of sales in the three and six months ended June 30, 2016 related to the sale of drug supply inventory to Vitaeris at cost.

As of June 30, 2016, the Company held $0.9 million in inventory of finished goods related to clazakizumab on its condensed consolidated balance sheet. Clazakizumab has not received regulatory approval for commercial sale and the related inventory is currently held only for resale associated with the Vitaeris agreement. The Company values inventory at the lower of cost or market value which is determined using the specific identification basis. Inventory is reduced to net realizable value for excess, obsolete or unsalable inventory.

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the condensed consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s condensed consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. There was no equity income or loss with respect to Vitaeris recorded for the three and six months ended June 30, 2016. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

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

We believe the clinical data obtained to date in our development program for ALD403, our wholly-owned lead product candidate, exhibits the potential to transform the way physicians treat migraine prevention. ALD403 is a genetically engineered monoclonal antibody for the prevention of migraine that blocks the calcitonin gene-related peptide (CGRP). ALD403 was discovered by Alder scientists and has achieved clinical proof-of-concept for patients experiencing migraine on 5-14 days per month (frequent episodic migraine).  On March 28, 2016, we announced positive top-line data from our Phase 2b clinical trial of patients experiencing 15 or more headache days per month of which at least 8 days per month are migraine (chronic migraine). The data demonstrated that ALD403 acted rapidly and prevented migraine over the entire 12 week study period, meeting both primary and secondary efficacy endpoints. On July 25, 2016, we announced that top-line 24-week data from our Phase 2b clinical trial demonstrated persistent migraine prevention in patients with chronic migraine, confirming and extending the 12-week data announced in March 2016. We also announced on March 28, 2016 positive Phase 1 clinical trial data demonstrating that the pharmacokinetics and pharmacodynamics by intravenous (IV), subcutaneous (SC) or intramuscular (IM) injection of ALD403 support a quarterly single injection dosing strategy.

We initiated our late stage clinical trial program in October 2015 with PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), a pivotal clinical trial evaluating patients with frequent episodic migraine. We recently increased the target patient enrollment in PROMISE 1 to 800 patients from 600. We anticipate obtaining top-line primary endpoint data from PROMISE 1 in the first half of 2017. We plan to initiate a second pivotal clinical trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), in patients with chronic migraine, in the second half of 2016. We also plan to advance our alternate ALD403 formulation suitable for self-administration, as a single SC or IM injection, with the objective of initiating a late stage clinical trial in 2016 or early 2017.

Efficacy data from our Phase 2 proof-of-concept trial in patients with frequent episodic migraine and from our Phase 2b clinical trial in patients with chronic migraine established that ALD403 significantly reduced the number of days on which a migraine patient experiences migraines. In our Phase 2 proof-of-concept trial, 27-41% of patients experienced complete migraine-free relief (p<0.05), that is 100% suppression of migraine occurrence, in any given month and migraines were completely prevented in 16% of patients for the entire three month study period (p<0.001). The top-line 12-week data from our Phase 2b clinical trial confirmed the ability of ALD403 to deliver a high level of efficacy.  In that trial, 33% and 31% of chronic migraine patients dosed with 300 mg and 100 mg, respectively, of ALD403 experienced a 75% decrease in their migraines from an average of 16 or more migraine days per month (p<0.05) over the 12 week study period, meeting the primary efficacy endpoint for the trial. In addition, a single administration of

ALD403 resulted in an immediate and durable mean reduction in migraine days from baseline throughout the 12 weeks at the 300 mg (p < 0.01), 100 mg (p < 0.01) and 30 mg (p < 0.05) dose levels, meeting the secondary efficacy endpoint. The top-line 24-week data from our Phase 2b clinical trial announced on July 25, 2016 confirmed and extended the 12-week data. The 75% responder rate for the entire 24 weeks at the 300 mg, 100 mg and 30 mg dose levels was 31%, 29% and 30%, respectively, compared to a placebo rate of 20%. ALD403 also demonstrated a persistent mean reduction in migraine days from baseline throughout the 24 week period.  The statistical analysis plan for the Phase 2b trial does not provide for analyses of statistical significance at time points post the primary endpoint at 12 weeks. Endpoints will also be evaluated at week 48, which will mark the end of study.

Ongoing and future clinical trials are aimed at supporting our objective of regulatory approval of ALD403 at the earliest opportunity for the prevention of migraine in the subpopulation of migraineurs (approximately 13 million patients) who we believe to be candidates for a preventative migraine therapy. Assuming regulatory approval, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force. To maximize the potential commercial opportunity of ALD403 while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure, and improve the potential return on our investments while improving access for physicians and patients.

We recently nominated ALD1910, a preclinical wholly-owned monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38), for advancement into investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor.

We recently terminated development of ALD1613, a wholly-owned therapeutic agent that targets adrenocorticotropic hormone (ACTH), based on preclinical studies identifying novel target specific toxicology findings that may limit human clinical utility.

In May 2016, we licensed the exclusive worldwide rights for our product candidate clazakizumab to Vitaeris, Inc., or Vitaeris, a newly formed company based in Vancouver, British Columbia, that will pursue innovative therapeutic indications in chronic inflammatory diseases. In exchange for the rights to clazakizumab, we received an equity stake in Vitaeris and are eligible to receive royalties and certain other payments. Clazakizumab is designed to block the pro-inflammatory cytokine IL-6 and, prior to the license to Vitaeris, successfully completed two Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis. We believe that clazakizumab has the potential for further development as a therapeutic agent for one or more additional diseases where high levels of IL-6 are believed to play a role.

We were incorporated in 2002 and have not generated any product revenue. Through June 30, 2016, our operations have been primarily funded by $111.4 million in private placements of our convertible preferred stock, $621.8 million of net proceeds in public offerings and $135.0 million in upfront payments, milestones and research and development payments from our collaborators and government grants. In April 2016, we completed an underwritten public offering of 6,182,795 shares of common stock resulting in net proceeds of $134.9 million, after deducting underwriting discounts, commissions and offering expenses.

As of June 30, 2016, we had an accumulated deficit of $294.6 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, particularly the clinical development of ALD403 for the prevention of migraine.

We will not generate revenues from product sales unless and until we or our future collaborators successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for ALD403, ALD1910 or any future product candidate, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future collaborators. We will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our development programs or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

Financial Operations Overview

Revenue Under License Agreement and Cost of Sales

We recognized $0.1 million in revenue under license agreement and $0.l million in cost of sales in the three and six months ended June 30, 2016 relating to the sale of inventory to Vitaeris at cost. We did not recognize any revenue in the three and six months ended June 30, 2015. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of ALD403 and advance ALD1910 and our future product candidates into clinical development. The timing and amount of research and development expenses incurred will depend largely upon the outcomes of current and future clinical trials for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, business development, intellectual property, investor relations, finance, human resources and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property related legal services. We also incur expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the NASDAQ Stock Market LLC, or NASDAQ, additional insurance expenses, investor relations activities and other administrative and professional services.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Revenue Under License Agreement and Cost of Sales

We recognized $0.1 million in revenue under license agreement and cost of sales in the three and six months ended June 30, 2016 relating to the sale of drug supply inventory to Vitaeris at cost. We did not recognize any revenue in the three and six months ended June 30, 2015.

Research and Development Expenses

Research and development expenses incurred in the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2016	2015	% change	2016	2015	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
ALD403	$21,484	$6,259	243%	$35,774	$11,195	220%
ALD1613	2,008	1,629	23%	5,813	2,056	183%
Clazakizumab	39	57	(32%)	81	78	4%
Unallocated internal costs:
Preclinical discovery and development	4,357	3,195	36%	8,743	6,330	38%
Pharmaceutical operations	4,358	2,313	88%	8,335	4,262	96%
Clinical development	1,587	635	150%	2,734	1,202	127%
Total research and development expenses	$33,833	$14,088	140%	$61,480	$25,123	145%

Research and development expenses increased by $19.7 million, or 140%, for the three months ended June 30, 2016 compared to the same period in 2015. During the three months ended June 30, 2016, external costs incurred for ALD403 increased by $15.2 million, or 243%, primarily due to a $10.9 million increase in clinical trial costs related to our PROMISE 1 and other ongoing clinical trials and a $4.7 million increase in manufacturing costs for drug supply in support of planned and ongoing pivotal clinical trials. Unallocated internal costs also increased by $4.2 million, or 68%, due primarily to an increase in salaries expense of $2.1 million as a result of an increase in our research and development headcount to support our programs under development and an increase in stock-based compensation expense of $1.0 million due to the increase in headcount.

Research and development expenses increased by $36.4 million, or 145%, for the six months ended June 30, 2016 compared to the same period in 2015. During the six months ended June 30, 2016, external costs incurred for ALD403 increased by $24.6 million, or 220%, primarily due to a $15.9 million increase in clinical trial costs related to our PROMISE 1 and other ongoing clinical trials and a $9.1 million increase in manufacturing costs for drug supply in support of planned and ongoing pivotal clinical trials. External costs for ALD1613 increased $3.8 million due primarily to an increase in manufacturing costs for drug supply. Unallocated internal costs also increased by $8.0 million due primarily to an increase in salaries expense of $3.7 million as a result of an increase in our research and development headcount to support our programs under development and an increase in stock-based compensation expense of $2.2 million due to the increase in headcount.

General and Administrative Expenses

General and administrative expenses increased by $2.5 million, or 65%, for the three months ended June 30, 2016 compared to the same period of 2015. The increase was primarily due to an increase in stock-based compensation expense as a result of an increase in headcount which also resulted in an increase in salaries expense. Market research and other administrative costs also increased in the three months ended June 30, 2016 over the prior year period.

General and administrative expenses increased by $4.9 million, or 64%, for the six months ended June 30, 2016 compared to the same period of 2015. The increase was primarily due to an increase in stock-based compensation expense as a result of an increase in headcount which also resulted in an increase in salaries expense. Market research and other administrative costs also increased in the six months ended June 30, 2016 over the prior year period.

Gain on License of Clazakizumab

In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris. In exchange for the rights to clazakizumab, we received an equity stake in Vitaeris and are eligible to receive royalties and certain other payments. We recognized a gain on the license agreement of $1.1 million in the three and six months ended June 30, 2016.

Interest Income

The increase in interest income for the three and six months ended June 30, 2016 compared to the same period of 2015 was primarily due to an increase in the average balances of cash, cash equivalents and investments.

Foreign Currency Gain (Loss)

We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized net foreign currency losses of $0.1 million and $0.2 million for the three and six months ended June 30, 2016, respectively, due primarily to a decrease in the exchange rate for British pounds relative to U.S. dollars. In the three and six months ended June 30, 2015, we recognized a net foreign currency gain of $0.3 million due to an increase in the exchange rate for British pounds relative to U.S. dollars.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners. As of June 30, 2016, we had available cash, cash equivalents and investments of $450.1 million, which consisted of cash, money market funds, negotiable certificates of deposit and U.S. government agency obligations. In April 2016, we completed an underwritten public offering of 6,182,795 shares of common stock resulting in net proceeds of $134.9 million, after deducting underwriting discounts, commissions and offering expenses. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are currently focusing our resources on development of ALD403 and ALD1910. We may consider possible partnerships for our product candidates or sources of additional equity or debt financing. We believe that our available cash, cash equivalents and investments will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	continue to prioritize the advancing clinical development of ALD403 for the prevention of migraine;
•	leverage the commercial potential of ALD403 by commercializing it for the prevention of migraine in the U.S., if approved by the FDA;

•	advance the ALD1910 program;
•	leverage our technology platform to discover future product candidates for areas of unmet need; and
•	build a leading biopharmaceutical company to transform current treatment paradigms.

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2016	2015

Net cash used in operating activities	$(64,016)	$(34,483)
Net cash used in investing activities	(48,311)	(12,006)
Net cash provided by financing activities	135,850	407,688

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and the changes in components of working capital.  Net cash used in operating activities was $64.0 million in the six months ended June 30, 2016 compared to $34.5 million during the same period in 2015. The $29.5 million increase in net cash used in operating activities in the six months ended June 30, 2016 compared to the same period in 2015 was driven primarily by an increase in net loss of $39.9 million due to increased spending in drug supply manufacturing and clinical trial costs for our ALD403 program and increased compensation costs attributable to increased headcount to support our programs under development.

Cash Used in Investing Activities

Net cash used in investing activities was $48.3 million and $12.0 million in the six months ended June 30, 2016 and 2015, respectively.  In the six months ended June 30, 2016 purchases of investments were $55.6 million, offset in part by $10.3 million in maturities of investments. In the six months ended June 30, 2015, purchases of investments used $19.8 million, offset in part by $8.4 million in sales and maturities of investments. Purchases of property and equipment used $3.0 million and $0.6 million in the six months ended June 30, 2016 and 2015, respectively. We anticipate increases in purchases of property and equipment for tenant improvements in support of additional leased space during 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2016 was $135.9 million due to the April 2016 public offering in which we received proceeds of $134.9 million net of underwriting discounts, commissions and offering costs and $1.0 million from the exercise of stock options and purchases under the employee stock purchase plan.  Net cash provided by financing activities in the six months ended June 30, 2015 was $407.7 million primarily due to two underwritten public offerings of our common stock in which we received net proceeds of $406.8 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2016.

Contractual Obligations

Our contractual obligations as of June 30, 2016 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$2,513	$1,109	$1,404	$—	$—
License agreements(2)	675	50	150	150	325
Purchase obligations(3)	12,017	12,017	—	—	—
Contract manufacturing obligations(4)	128,440	76,920	51,520	—	—
Total contractual obligations	$143,645	$90,096	$53,074	$150	$325

(1)	Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

(4)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of June 30, 2016 under agreements with third-party contract manufacturing organizations for larger scale production of ALD403 that became effective during the six months ended June 30, 2016.  We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

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

We have a relationship with a variable interest entity (“VIE”). We evaluate VIEs to determine whether we are the primary beneficiary by performing a qualitative and quantitative analysis of each VIE that includes a review of, among other factors, the VIE’s capital structure, contractual terms, related party relationships, our fee arrangements and the design of the VIE. This analysis includes determining whether we (1) have the power to direct matters that most significantly impact the activities of the VIE, and (2) have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

In circumstances where we are not the primary beneficiary, but we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, we record in our results of operations our share of income or loss of the other company. If our share of losses exceeds the carrying value of our investment, we will suspend recognizing additional losses and will continue to do so unless we commit to providing additional funding. We monitor our investment to evaluate whether any decline in value has occurred that would be other-than-temporary, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions. The carrying value of the investment is included in our condensed consolidated balance sheet as investment in unconsolidated entity.

Other than described above, there have been no significant and material changes in our critical accounting policies during the three months ended June 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Newly Adopted Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2016, we had cash, cash equivalents and investments of $450.1 million consisting of cash, money market accounts, and negotiable certificates of deposit in highly rated financial institutions in the United States and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.2 million in the fair value of our investments as of June 30, 2016. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.2 million over the next twelve months based on our investment balance at June 30, 2016.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom and in Switzerland. Our foreign subsidiaries also maintain bank accounts in their local currencies which are Australian dollars and Euros.  We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of June 30, 2016, we held the U.S. dollar equivalent of $1.4 million in British pounds and $0.8 million in Swiss francs. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pound from the June 30, 2016 rate would have increased/decreased our unrealized foreign currency loss on our holdings of British pounds by approximately $0.1 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. For the three and six months ended June 30, 2016, we recorded a net foreign currency loss of $0.1 million and $0.2 million, respectively, in our condensed consolidated statements of operations.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the six months ended June 30, 2016, our net loss was $72.2 million and as of June 30, 2016 we had an accumulated deficit of $294.6 million.

To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development or commercialized any product candidates. We anticipate that our expenses will increase substantially as we:

●	continue the research and development of ALD403, ALD1910 and our other product candidates;

●	seek regulatory approvals for our product candidates that successfully complete clinical trials;

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

We have devoted substantially all of our financial resources and efforts to developing our technology platform, identifying product candidates and conducting preclinical studies and clinical trials for our product candidates. We have not completed the development of any products and ALD403 is our only product candidate in the clinical stage of development. We have never generated revenues from the sale of any products. Our ability to generate revenues and achieve profitability depends in large part on our ability, on our own or with any of our future collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We do not anticipate generating revenues from sales of products for several years, if at all. Our ability to generate future revenues from product sales depends on our and any of our future collaborators’ success in:

●	completing clinical development and obtaining regulatory approval for ALD403;

●

entering into collaboration agreements with third parties with respect to ALD403 or our other product candidates for their development and commercialization in the United States or in international markets, and the continued financial and other support of these third parties under such collaboration agreements;

●	launching and commercializing ALD403, if approved, and successfully establishing sales, marketing and distribution infrastructure;

●	obtaining regulatory approvals for ALD1910 or any future product candidates that we discover and successfully develop;

●	establishing and maintaining supply and manufacturing relationships with third parties;

●	obtaining coverage and adequate reimbursement from third-party payors; and

●	maintaining, protecting, expanding and enforcing our intellectual property, including intellectual property we license from third parties.

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

We are focused on the advancement of ALD403 through the clinical development process, as well as the advancement of the ALD1910 program and future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our ALD403 development program or grant rights in the United States, as well as outside the United States, to ALD403 to one or more partners. As of June 30, 2016, we had $450.1 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations, including our ALD403 development program, for at least the next 12 months. However, our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

In addition, our clinical trials for ALD403 may encounter manufacturing, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of ALD403, ALD1910 or any future product candidates that we develop independently. We intend to prioritize our development efforts on ALD403, both in terms of funding and attention of management and our organization. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to ALD403, ALD1910 and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Biologics, like ALD403, require the submission of a Biologics License Application, or BLA, to the FDA and such product candidates are not permitted to be marketed in the United States until approval from the FDA of a BLA for that product has been obtained. A BLA must be supported by extensive preclinical and clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA. We have not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for ALD403, ALD1910 and our future product candidates.

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

Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. It is possible that our competitors might receive FDA or other regulatory approval for their products before us. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

For example, our ongoing PROMISE 1 trial for ALD403 for the treatment of frequent episodic migraine sufferers is currently expected to enroll approximately 800 patients. We have never previously conducted trials of the magnitude of this ongoing trial and our other planned trials and can provide no assurance that we will be able to enroll patients at a sufficient pace to complete the clinical trials within our projected time frame. Completing ongoing and future migraine trials will require us to continue to activate new clinical trial sites and to enroll patients at forecasted rates at both new and existing clinical trial sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on experience with prior ALD403 clinical trials. However, there can be no assurance that those forecasts will be accurate or that we will complete our ongoing and planned ALD403 trials on schedule. We anticipate obtaining primary endpoint data from the PROMISE 1 trial in the first half of 2017. During the initial months of our clinical trials, the number of clinical sites activated and the number of patients enrolled at each clinical site per month could be lower than we have forecasted and, as a result, we might need to make a number of adjustments to the clinical trial plan, including increasing the number of clinical trial sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the trials within our anticipated time frame. In addition, we may determine it necessary to increase the target number of patients to be enrolled in a clinical trial, which could extend the time necessary to complete such clinical trial. If we experience delays in enrollment, our ability to complete the trials could be materially adversely affected.

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

The process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Manufacturing biologics, such as ALD403 and other product candidates, is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We utilize third-party contract manufacturers to produce ALD403 and other product candidates using our proprietary yeast production technology.

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

ALD403 is currently produced for us by two third-party contract manufacturers using a small-scale process that would not support commercialization of ALD403. We have entered into agreements with other manufacturers for larger scale production in anticipation of commercialization. Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or a manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process for ALD403 with a manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for ALD403 or other product candidates with a manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.

The MabXpress production system is a non-traditional antibody production platform and as we or any of our future collaborators produce product in commercial quantities, we or any such collaborators may experience unforeseen safety or other manufacturing issues which would adversely affect the commercialization of ALD403 or any of our future product candidates.

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

We currently rely on Fujifilm Diosynth Biotechnologies and Ajinomoto Althea Inc. to manufacture and provide us with clinical supplies of ALD403, and we have entered into agreements with other manufacturers for larger scale production in anticipation of commercialization. Our current agreements do not, and our future agreements may not, provide for an entire supply of the drug product necessary for all anticipated clinical trials or for full-scale commercialization. If we and our suppliers cannot agree to the terms and conditions for provision of the drug product necessary for our clinical and commercial supply needs, or if a manufacturer terminates their agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, our clinical trials and commercialization efforts could be delayed until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would have an adverse impact on our business and prospects.

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

We do not currently have sales or distribution capabilities and have limited experience in the sale, marketing and distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Assuming regulatory approval, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force that we plan to establish. To maximize the potential commercial opportunity of ALD403 while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure, and improve the potential return on our investments while improving access for physicians and patients.

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

We intend to pursue marketing approvals for our product candidates in international markets directly or with partners and will be subject to additional costs and additional risks related to international operations, including:

●	different regulatory requirements for drug approvals in foreign countries;

●	reduced protection for intellectual property rights;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation or political instability in particular foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is more common than in the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

●	the impact of the recent vote by the United Kingdom decided by referendum to leave the European Union (commonly referred to as “Brexit”); and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

We are using our proprietary antibody platform for the selection and manufacturing of monoclonal antibodies. We used this platform to create our lead product candidate, ALD403, ALD1910 and the other future product candidates that we are currently evaluating. We are at an early stage of development and our platform has not yet, and may never, lead to approved or commercially successful products. Even if we are successful in continuing to build our pipeline, the future product candidates that we evaluate may not be suitable for clinical development, including as a result of their harmful side-effects, limited efficacy or other characteristics that make it unlikely such product candidates will receive regulatory approval or achieve commercial success. If we do not successfully develop and commercialize product candidates using our proprietary antibody platform, we may not be able to obtain product or collaboration revenues in future periods, which would harm our business and prospects.

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and we expect that amounts earned from collaboration agreements may be an important source of our revenues. Accordingly, our revenues, if any, will depend on development funding and the achievement of development and clinical milestones under any of our future collaboration arrangements, as well as any potential future license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since January 1, 2015, the reported sale price of our common stock has fluctuated between $15.82 and $54.90 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

●	the success of competitive products or technologies;

●	results of clinical trials of our product candidates or those of our competitors;

●	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;

●	introductions and announcements of future product candidates by us, any of our future collaborators, or our competitors, and the timing of these introductions or announcements;

●	actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing terms;

●	variations in our financial results or those of companies that are perceived to be similar to us;

●	the success of our efforts to discover, acquire or in-license additional products or product candidates;

●	developments concerning our future collaborations, including but not limited to those with our sources of manufacturing supply and our future collaborators;

●	manufacturing disruptions;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	developments or disputes concerning patents or other proprietary rights, including litigation matters and our ability to obtain patent protection for our product candidates;

●	our ability or inability to raise additional capital and the terms on which we raise it;

●	the recruitment or departure of key personnel;

●	changes in the structure of healthcare payment systems;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

●	trading volume of our common stock;

●	sales of our common stock by us or our stockholders;

●	changes in our board of directors or key personnel;

●	the expiration of contractual lock-up agreements;

●	changes in our capital structure, such as future issuances of debt or equity securities;

●	short sales, hedging and other derivative transactions involving our capital stock;

●	general economic, industry and market conditions in the United States and abroad, including, for example, the impact of Brexit or similar events on global financial markets;

●	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

●	the other risks described in this “Risk Factors” section.

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

In addition, as of June 30, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 4,322,738 shares of common stock and there were also 3,015,786 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 825,840 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to additional automatic annual increases in the number of shares of common stock reserved for future issuance. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of June 30, 2016, holders of an aggregate of up to approximately 4.4 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Alder BioPharmaceuticals, Inc.
Date: July 26, 2016	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: July 26, 2016	By:	/s/ Larry K. Benedict
Larry K. Benedict
Senior Vice President, Finance
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.