Form 10-Q
period 2016-09-30
ALDER BIOPHARMACEUTICALS INC
filed 2016-10-27
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 21, 2016 the registrant had 50,296,261 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

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

.

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2016	2015
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$170,632	$206,492
Short-term investments	232,757	98,680
Prepaid expenses and other assets	23,682	17,029
Inventory	936	—
Total current assets	428,007	322,201
Long-term investments	—	75,840
Property and equipment, net	6,610	1,974
Investment in unconsolidated entity	956	—
Other assets	8,030	12
Total assets	$443,603	$400,027
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$5,703	$4,727
Accrued liabilities	10,952	7,583
Deferred rent	96	62
Total current liabilities	16,751	12,372
Long-term deferred rent	116	138
Total liabilities	16,867	12,510
Commitments and contingencies
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 50,266,666 and 43,706,789 shares issued and outstanding, respectively	5	4
Additional paid-in capital	756,410	610,390
Accumulated deficit	(329,739)	(222,376)
Accumulated other comprehensive gain (loss)	60	(501)
Total stockholders’ equity	426,736	387,517
Total liabilities and stockholders’ equity	$443,603	$400,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except share and per share data)
Revenues
Revenue under license agreement	$—	$—	$113	$—
Operating expenses
Cost of sales	—	—	113	—
Research and development	29,491	22,852	90,971	47,975
General and administrative	6,239	4,318	18,750	11,925
Total operating expenses	35,730	27,170	109,834	59,900
Gain on license of clazakizumab	—	—	1,050	—
Loss from operations	(35,730)	(27,170)	(108,671)	(59,900)
Other income (expense)
Interest income	549	248	1,493	381
Foreign currency gain (loss)	(31)	(159)	(263)	130
Other income	172	84	172	84
Total other income, net	690	173	1,402	595
Net loss before equity in net loss of unconsolidated entity	(35,040)	(26,997)	(107,269)	(59,305)
Equity in net loss of unconsolidated entity	(94)	—	(94)	—
Net loss	$(35,134)	$(26,997)	$(107,363)	$(59,305)
Net loss per share - basic and diluted	$(0.70)	$(0.62)	$(2.25)	$(1.50)

Weighted average number of common shares used in net loss per share - basic and diluted	50,226,588	43,525,888	47,763,913	39,554,790

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(35,134)	$(26,997)	$(107,363)	$(59,305)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(20)	72	540	82
Foreign currency translation income (loss), net of tax	—	8	21	(20)
Total other comprehensive income (loss)	(20)	80	561	62
Comprehensive loss	$(35,154)	$(26,917)	$(106,802)	$(59,243)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(in thousands)
Operating activities
Net loss	$(107,363)	$(59,305)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash gain on license of clazakizumab in exchange for investment in unconsolidated entity	(1,050)	—
Equity in net loss of unconsolidated entity	94	—
Depreciation and amortization	1,014	571
Loss on retirement of property and equipment	—	2
Stock-based compensation	9,859	4,124
Other non-cash charges, net	222	7
Changes in operating assets and liabilities
Accounts receivable	—	113
Prepaid expenses and other assets	(14,264)	(9,466)
Inventory	(936)	—
Accounts payable	968	5,822
Accrued liabilities	3,289	3,666
Deferred rent	12	(100)
Net cash used in operating activities	(108,155)	(54,566)
Investing activities
Purchases of investments	(134,026)	(180,500)
Proceeds from maturities of investments	75,695	15,105
Proceeds from sales of investments	—	250
Purchases of property and equipment	(5,562)	(722)
Proceeds from sale of property and equipment	5	—
Net cash used in investing activities	(63,888)	(165,867)
Financing activities
Proceeds from issuance of common stock, net of offering costs	134,871	406,634
Deferred offering costs	—	36
Proceeds from exercise of stock options and employee stock purchase plan	1,291	995
Net cash provided by financing activities	136,162	407,665
Effect of exchange rate changes on cash	21	(20)
Net increase (decrease) in cash and cash equivalents	(35,860)	187,212
Cash and cash equivalents
Beginning of period	206,492	46,795
End of period	$170,632	$234,007

Supplemental disclosures:
Purchases of property and equipment included in accounts payable and accrued liabilities	$434	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk

The Company is exposed to credit risk from its deposits of cash and cash equivalents and investments in excess of amounts insured by the Federal Deposit Insurance Corporation.

Other Non-Current Assets

Other non-current assets include an $8.0 million reservation fee paid to a third party to secure additional production capacity, which may become non-refundable if the Company does not fulfill an obligation to negotiate a contract manufacturing agreement in good faith. Upon execution of a contract manufacturing agreement with such third party, the Company may be obligated to pay additional manufacturing reservation fees and make purchase commitments.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern.  This ASU requires entities to evaluate for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  The ASU will become effective for interim and annual reporting periods ending after December 15, 2016. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net loss (in thousands)	$(35,134)	$(26,997)	$(107,363)	$(59,305)
Denominator
Weighted-average common shares outstanding - basic and diluted	50,226,588	43,525,888	47,763,913	39,554,790
Net loss per share - basic and diluted	$(0.70)	$(0.62)	$(2.25)	$(1.50)

The following weighted average numbers of outstanding stock options and employee stock purchase plan awards were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2016 and 2015 because including them would have had an anti-dilutive effect.  Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock options	4,495,289	2,843,263	4,172,383	2,895,160
Employee stock purchase plan	27,050	29,850	70,560	103,057
	4,522,339	2,873,113	4,242,943	2,998,217

4.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of September 30, 2016
Negotiable certificates of deposit maturing in one year or less	$14,250	$9	$(1)	$14,258
U.S. government agency obligations maturing in one year or less	218,446	71	(18)	218,499
Total available-for-sale securities	$232,696	$80	$(19)	$232,757

Type of security as of December 31, 2015
Negotiable certificates of deposit maturing in one year or less	$17,250	$—	$(14)	$17,236
Negotiable certificates of deposit maturing after one year through two years	1,000	—	(1)	999
U.S. government agency obligations maturing in one year or less	81,582	—	(138)	81,444
U.S. government agency obligations maturing after one year through two years	75,166	—	(325)	74,841
Total available-for-sale securities	$174,998	$—	$(478)	$174,520

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for-sale securities in the three and nine months ended September 30, 2016 and 2015.

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2016
Cash equivalents
Money market funds	$164,073	$—	$—	$164,073
Short term investments
Negotiable certificates of deposit	—	14,258	—	14,258
U.S. government agency obligations	—	218,499	—	218,499
	$164,073	$232,757	$—	$396,830

As of December 31, 2015
Cash equivalents
Money market funds	$203,330	$—	$—	$203,330
Short term investments
Negotiable certificates of deposit	—	17,236	—	17,236
U.S. government agency obligations	—	81,444	—	81,444
Long term investments
Negotiable certificates of deposit	—	999	—	999
U.S. government agency obligations	—	74,841	—	74,841
	$203,330	$174,520	$—	$377,850

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

6.	Gain on License of Clazakizumab and Investment in Unconsolidated Entity

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia, that is pursuing innovative therapeutic indications in chronic inflammatory diseases. In exchange for the rights to clazakizumab, the Company received an equity stake in Vitaeris and is eligible to receive royalties and certain other payments. In addition, Randall C. Schatzman, Ph.D., the Company’s president and chief executive officer, joined Vitaeris’ board of directors. Since clazakizumab was developed internally by the Company, all previous expenditures to develop the compound were recognized as expense in the period incurred and there was no carrying value on the Company’s condensed consolidated balance sheet. Therefore, in the nine months ended September 30, 2016, the Company recognized a gain on the license agreement of $1.1 million, which was determined as the fair value of the Company’s equity stake in Vitaeris. The Company recognized $0.1 million in revenue and cost of sales in the nine months ended September 30, 2016 related to the sale of drug supply inventory to Vitaeris at cost. The Company did not recognize any revenue or cost of sales in the three months ended September 30, 2016.

As of September 30, 2016, the Company held $0.9 million in inventory of finished goods related to clazakizumab on its condensed consolidated balance sheet. Clazakizumab has not received regulatory approval for commercial sale and the related inventory is currently held only for resale associated with the Vitaeris agreement. The Company values inventory at the lower of cost or market value which is determined using the specific identification basis. Inventory is reduced to net realizable value for excess, obsolete or unsalable inventory.

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the condensed consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s condensed consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. The Company recorded $0.1 million in net loss with respect to Vitaeris for the three and nine months ended September 30, 2016. This net loss reduced the Company’s carrying value of the Company’s investment in Vitaeris to $1.0 million which is classified as a non-current asset as of September 30, 2016. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

7.	Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	September 30,	December 31,
	2016	2015
	(in thousands)

Compensation and benefits	$3,908	$3,156
Contracted research and development	6,545	3,675
Professional services and other	499	752
	$10,952	$7,583

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

We believe the clinical data obtained to date in our development program for ALD403, our wholly-owned lead product candidate, exhibits the potential to transform the way physicians treat migraine prevention. ALD403 is a genetically engineered monoclonal antibody for the prevention of migraine that blocks the calcitonin gene-related peptide (CGRP). ALD403 was discovered by Alder scientists. In April 2014, we announced top-line data from our Phase 2 clinical trial of ALD403 in patients experiencing migraine on 5-14 days per month (frequent episodic migraine). The data demonstrated that ALD403 acted rapidly after a single intravenous infusion (infusion), and demonstrated persistent migraine prevention over the entire 12-week study period. In March 2016, we announced positive top-line data from our Phase 2b clinical trial of ALD403 in patients experiencing 15 or more headache days per month of which at least 8 days per month are migraine (chronic migraine). The data demonstrated that ALD403 acted rapidly after a single infusion and demonstrated persistent migraine prevention over the entire 12-week study period, meeting both primary and secondary efficacy endpoints. We also announced in March 2016 positive Phase 1 clinical trial data demonstrating that the pharmacokinetics and pharmacodynamics by infusion, subcutaneous (SC) or intramuscular (IM) injection of ALD403 support a quarterly single injection dosing strategy.

We initiated our late stage clinical trial program in October 2015 with PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), a pivotal clinical trial evaluating the safety and efficacy of ALD403 administered via infusion once every 12 weeks in approximately 800 patients with frequent episodic migraine.  PROMISE 1 is a double-blind, placebo-controlled Phase 3 clinical trial in which patients are randomized equally to either one of three doses of ALD403 or placebo administered twice (once every 12 weeks) across sites in the United States and Europe.  Patient recruitment for PROMISE 1 was completed in October 2016. Also in October 2016, we met with the U.S. Food and Drug Administration (FDA) regarding our ALD403 pivotal clinical trial program.  Based on input from the FDA, we finalized the design of the ALD403 pivotal clinical trial program, as follows:

•

As previously reported, we will initiate a second pivotal study, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), in 2016 that will evaluate the safety and efficacy of ALD403 in patients with chronic migraine. The study will be a double-blind, placebo-controlled Phase 3 clinical trial enrolling approximately 1,050 patients randomized to either one of two dose levels of ALD403 or placebo administered via infusion once every 12 weeks across sites in the United States and Europe.

o	The PROMISE 2 study primary endpoint will be the mean reduction in migraine days from baseline over weeks 1 to 12.

o

The PROMISE 2 study key secondary endpoints will be the 75% responder rate over weeks 1 to 12 as determined by the change in migraine days between ALD403 and placebo, and the 75% responder rate over weeks 1 to 4 as determined by the change in migraine days between ALD403 and placebo.

•

We are aligning the primary and key secondary endpoints of PROMISE 1 with the PROMISE 2 study endpoints for consistency between the two Phase 3 studies. The modification of the endpoints will not affect the conduct of the trial, including the expected top-line PROMISE 1 data readout in the first half of 2017.

•

Both the PROMISE 1 and PROMISE 2 study protocols were developed to be consistent with current standards for evaluating new investigational drug therapies for migraine prevention while also highlighting ALD403’s clinical attributes observed to date, including significant benefit achieved in the first month, sustained 12-week efficacy after a single treatment and robust efficacy as determined by the 75% responder rate.

•

We will initiate an open-label study of ALD403 to confirm the long term safety and tolerability of ALD403 as required by the FDA. This study will be a Phase 3 clinical trial and will consist of 120 patients receiving ALD403 administered by infusion once every 12 weeks for one year. We expect this study to begin in the first quarter of 2017.

•	No additional studies were requested by the FDA beyond PROMISE 1, PROMISE 2 and the open-label study.
•	The planned timing for the availability of top-line data from PROMISE 2 is the first half of 2018.
•	The planned timing for the submission of our Biologics License Application (BLA) to the FDA remains the second half of 2018.

We continue to plan to progress our alternate ALD403 formulation suitable for self-administration, as a single SC or IM injection, to more advanced studies in 2017.

Efficacy data from our Phase 2 proof-of-concept trial in patients with frequent episodic migraine and from our Phase 2b clinical trial in patients with chronic migraine established that ALD403 significantly reduced the number of days on which a migraine patient experiences migraines. In our Phase 2 proof-of-concept trial, 27-41% of patients experienced complete migraine-free relief (p<0.05), that is 100% suppression of migraine occurrence, in any given month and migraines were completely prevented in 16% of patients for the entire three-month study period (p<0.001). The top-line 12-week data from our Phase 2b clinical trial confirmed the ability of ALD403 to deliver a high level of efficacy.  In that trial, 33% and 31% of chronic migraine patients dosed with 300 mg and 100 mg, respectively, of ALD403 experienced a 75% decrease in their migraines from an average of 16 or more migraine days per month (p<0.05) over the 12-week study period, meeting the primary efficacy endpoint for the trial. In addition, a single administration of ALD403 resulted in an immediate and durable mean reduction in migraine days from baseline throughout the 12 weeks at the 300 mg (p < 0.01), 100 mg (p < 0.01) and 30 mg (p < 0.05) dose levels, meeting the secondary efficacy endpoint. The top-line 24-week data from our Phase 2b clinical trial announced on July 25, 2016 confirmed and extended the 12-week data. The 75% responder rate for the entire 24 weeks at the 300 mg, 100 mg and 30 mg dose levels was 31%, 29% and 30%, respectively, compared to a placebo rate of 20%. ALD403 also demonstrated a persistent mean reduction in migraine days from baseline throughout the 24-week period.  The statistical analysis plan for the Phase 2b trial does not provide for analyses of statistical significance at time points post the primary endpoint at 12 weeks. Endpoints will also be evaluated at week 48, which will mark the end of study.

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

In mid-2016, we nominated ALD1910, a preclinical wholly-owned monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38), as a development candidate. ALD1910 is undergoing investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor. To date, we have not incurred significant external costs for ALD1910.

In mid-2016, we terminated development of ALD1613, a wholly-owned therapeutic agent that targets adrenocorticotropic hormone (ACTH), based on preclinical studies identifying novel target specific toxicology findings that may limit human clinical utility.

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

We were incorporated in 2002 and have not generated any product revenue. Through September 30, 2016, our operations have been primarily funded by $621.8 million of net proceeds in public offerings, $111.4 million in private placements of our capital stock, and $135.0 million in upfront payments, milestones and research and development payments from our collaborators and government grants. In April 2016, we completed an underwritten public offering of 6,182,795 shares of common stock resulting in net proceeds of $134.9 million, after deducting underwriting discounts, commissions and offering expenses.

As of September 30, 2016, we had an accumulated deficit of $329.7 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, particularly the clinical development of ALD403 for the prevention of migraine.

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

Financial Operations Overview

Revenue Under License Agreement and Cost of Sales

We recognized $0.1 million in revenue under license agreement and $0.l million in cost of sales in the nine months ended September 30, 2016 relating to the sale of inventory to Vitaeris at cost. We did not recognize any revenue or cost of sales in the three months ended September 30, 2016 or in the three and nine months ended September 30, 2015. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

Revenue Under License Agreement and Cost of Sales

We recognized $0.1 million in revenue under license agreement and cost of sales in the nine months ended September 30, 2016 relating to the sale of drug supply inventory to Vitaeris at cost. We did not recognize any revenue or cost of sales in the three months ended September 30, 2016 or in the three and nine months ended September 30, 2015.

Research and Development Expenses

Research and development expenses incurred in the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2016	2015	% change	2016	2015	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
ALD403	$18,034	$13,870	30%	$53,808	$25,065	115%
ALD1613	358	1,862	(81%)	6,171	3,918	58%
Clazakizumab	163	66	147%	244	144	69%
Unallocated internal costs:
Preclinical discovery and development	4,389	3,584	22%	13,132	9,914	32%
Pharmaceutical operations	4,482	2,656	69%	12,817	6,918	85%
Clinical development	2,065	814	154%	4,799	2,016	138%
Total research and development expenses	$29,491	$22,852	29%	$90,971	$47,975	90%

Research and development expenses increased by $6.6 million, or 29%, for the three months ended September 30, 2016 compared to the same period in 2015. During the three months ended September 30, 2016, external costs incurred for ALD403 increased by $4.2 million, or 30%, primarily due to a $3.7 million increase in manufacturing costs for drug supply in support of planned and ongoing pivotal clinical trials. External costs for ALD1613 decreased by $1.5 million due primarily to a decrease in manufacturing costs as we have terminated the development of this product candidate. Unallocated internal costs also increased by $3.9 million, or 55%, due primarily to an increase in salaries expense of $2.1 million as a result of an increase in our research and development headcount to support our programs under development and an increase in stock-based compensation expense of $0.8 million due to the increase in headcount.

Research and development expenses increased by $43.0 million, or 90%, for the nine months ended September 30, 2016 compared to the same period in 2015. During the nine months ended September 30, 2016, external costs incurred for ALD403 increased by $28.7 million, or 115%, primarily due to a $16.6 million increase in clinical trial costs related to our PROMISE 1 and other ongoing clinical trials and a $12.8 million increase in manufacturing costs for drug supply in support of planned and ongoing pivotal clinical trials. External costs for ALD1613 increased $2.3 million due primarily to an increase in manufacturing costs for drug supply earlier in 2016 prior to the termination of the development of this product candidate. Unallocated internal costs also increased by $11.9 million due primarily to an increase in salaries expense of $5.8 million as a result of an increase in our research and development headcount to support our programs under development and an increase in stock-based compensation expense of $3.0 million due to the increase in headcount, as well as an increase of $1.6 million in facilities costs.

General and Administrative Expenses

General and administrative expenses increased by $1.9 million, or 44%, for the three months ended September 30, 2016 compared to the same period of 2015. The increase was primarily due to an increase in stock-based compensation expense and salaries expense as a result of an increase in headcount. Market research and other administrative costs also increased in the three months ended September 30, 2016 over the prior year period.

General and administrative expenses increased by $6.8 million, or 57%, for the nine months ended September 30, 2016 compared to the same period of 2015. The increase was primarily due to an increase in stock-based compensation expense and salaries expense as a result of an increase in headcount. Market research and other administrative costs also increased in the nine months ended September 30, 2016 over the prior year period.

Gain on License of Clazakizumab

In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris. In exchange for the rights to clazakizumab, we received an equity stake in Vitaeris and are eligible to receive royalties and certain other payments. We did not recognize any gain on the license agreement in the three months ended September 30, 2016. We recognized a gain on the license agreement of $1.1 million in the nine months ended September 30, 2016.

Interest Income

The increase in interest income for the three and nine months ended September 30, 2016 compared to the same period of 2015 was primarily due to an increase in the average balances of cash, cash equivalents and investments.

Foreign Currency Gain (Loss)

We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized net foreign currency losses of $31,000 and $0.3 million for the three and nine months ended September 30, 2016, respectively, due primarily to a decrease in the exchange rate for British pounds relative to U.S. dollars.  In the three and nine months ended September 30, 2015, we recognized a net foreign currency loss of $0.2 million and a net foreign currency gain of $0.1 million, respectively, due to fluctuations in the exchange rate for British pounds relative to U.S. dollars.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag. We recognized $0.1 million in equity in net loss for the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners. As of September 30, 2016, we had available cash, cash equivalents and investments of $403.4 million, which consisted of cash, money market funds, negotiable certificates of deposit and U.S. government agency obligations. In April 2016, we completed an underwritten public offering of 6,182,795 shares of common stock resulting in net proceeds of $134.9 million, after deducting underwriting discounts, commissions and offering expenses. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are currently focusing our resources on development of ALD403 and ALD1910. We may consider possible partnerships for our product candidates or sources of additional equity or debt financing. We believe that our available cash, cash equivalents and investments will be sufficient to meet our projected operating requirements for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2016	2015

Net cash used in operating activities	$(108,155)	$(54,566)
Net cash used in investing activities	(63,888)	(165,867)
Net cash provided by financing activities	136,162	407,665

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and the changes in components of working capital.  Net cash used in operating activities was $108.2 million in the nine months ended September 30, 2016 compared to $54.6 million during the same period in 2015. The $53.6 million increase in net cash used in operating activities in the nine months ended September 30, 2016 compared to the same period in 2015 was driven primarily by an increase in net loss of $48.1 million due to increased spending in drug supply manufacturing and clinical trial costs for our ALD403 program and increased compensation costs attributable to increased headcount to support our programs under development.

Cash Used in Investing Activities

Net cash used in investing activities was $63.9 million and $165.9 million in the nine months ended September 30, 2016 and 2015, respectively. In the nine months ended September 30, 2016 purchases of investments were $134.0 million, offset in part by $75.7 million in maturities of investments. In the nine months ended September 30, 2015, purchases of investments were $180.5 million, offset in part by $15.4 million in sales and maturities of investments. Purchases of property and equipment were $5.6 million and $0.7 million in the nine months ended September 30, 2016 and 2015, respectively. We anticipate increases in purchases of property and equipment for tenant improvements in support of additional leased space during 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2016 was $136.2 million due to the April 2016 public offering in which we received proceeds of $134.9 million net of underwriting discounts, commissions and offering costs and $1.3 million from the exercise of stock options and purchases under the employee stock purchase plan.  Net cash provided by financing activities in the nine months ended September 30, 2015 was $407.7 million primarily due to two underwritten public offerings of our common stock in which we received net proceeds of $406.6 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2016.

Contractual Obligations

Our contractual obligations as of September 30, 2016 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$2,227	$1,122	$1,105	$—	$—
License agreements(2)	675	50	150	150	325
Purchase obligations(3)	14,581	14,581	—	—	—
Contract manufacturing obligations(4)	116,840	65,320	51,520	—	—
Total contractual obligations	$134,323	$81,073	$52,775	$150	$325

(1)	Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.

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

(4)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of September 30, 2016 under agreements with third-party contract manufacturing organizations for larger scale production of ALD403 that became effective during the nine months ended September 30, 2016.  We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

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

Other than described above, there have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2016, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC. We believe that the accounting policies discussed in our Annual Report on Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Newly Adopted Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2016, we had cash, cash equivalents and investments of $403.4 million consisting of cash, money market accounts, and negotiable certificates of deposit in highly rated financial institutions in the United States and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.3 million in the fair value of our investments as of September 30, 2016. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.2 million over the next twelve months based on our investment balance at September 30, 2016.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom, Switzerland and Austria. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros.  We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies, as well as fluctuations in British pounds and Swiss francs. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of September 30, 2016, we held the U.S. dollar equivalent of $1.2 million in British pounds and $2.7 million in Swiss francs. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pound from the September 30, 2016 rate would have increased/decreased our unrealized foreign currency loss on our holdings of British pounds by approximately $0.1 million. A hypothetical 10% change in the exchange rate between the U.S. dollar and the Swiss franc from the September 30, 2016 rate would have increased/decreased our unrealized foreign currency loss on our holdings of Swiss francs by approximately $0.3 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. For the three and nine months ended September 30, 2016, we recorded a net foreign currency loss of $0.1 million and $0.3 million, respectively, in our condensed consolidated statements of operations.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Executive Vice President and Principal Accounting Officer, our principal financial officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Executive Vice President and Principal Accounting Officer, have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the nine months ended September 30, 2016, our net loss was $107.4 million and as of September 30, 2016 we had an accumulated deficit of $329.7 million.

To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development or commercialized any product candidates. We anticipate that our expenses will increase substantially as we:

•	continue the research and development of ALD403, ALD1910 and our other product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

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

•	launching and commercializing ALD403, if approved, and successfully establishing sales, marketing and distribution infrastructure;

•	obtaining regulatory approvals for ALD1910 or any future product candidates that we discover and successfully develop;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•	obtaining coverage and adequate reimbursement from third-party payors; and

•	maintaining, protecting, expanding and enforcing our intellectual property, including intellectual property we license from third parties.

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

We are focused on the advancement of ALD403 through the clinical development process, as well as the advancement of the ALD1910 program and future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop ALD403 as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our ALD403 development program or grant rights in the United States, as well as outside the United States, to ALD403 to one or more partners. As of September 30, 2016, we had $403.4 million in cash, cash equivalents and investments. We believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated level of operations, including our ALD403 development program, for at least the next 12 months. However, our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

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

As of December 31, 2015, we had U.S. net operating loss carryforwards, or NOLs, of $229.8 million, for which we have recorded a full valuation allowance, which may be used to offset future taxable income or offset income taxes due. In addition, we have U.S. research and development tax credit carryforwards of $8.9 million. These NOLs and tax credit carryforwards expire in various years beginning in 2024, if not utilized. Utilization of the NOLs and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code. We performed a section 382 ownership analysis through 2015 and determined that an ownership change occurred in 2005. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

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

ALD403 is our only product candidate we currently have in clinical trials. We have invested a significant portion of our efforts and financial resources into the development of ALD403 to prevent migraines. Our ability to generate revenues from products, which we do not expect to occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of ALD403. The success of ALD403 and our other product candidates will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials, including our PROMISE 1 and PROMISE 2 trials;

•	our ability to reach agreements with the FDA and other regulatory authorities on the appropriate regulatory path for approval for ALD403;

•	receipt of approvals from the FDA and similar regulatory authorities outside the United States for these product candidates;

•	establishing commercial manufacturing arrangements with third parties;

•	successfully launching sales, marketing and distribution of any product candidate that may be approved, whether alone or in collaboration with others;

•

acceptance of any approved product by the medical community, third-party payors and patients and others involved in the reimbursement process, such as the Centers for Medicare and Medicaid Services in the United States and the National Institute of Clinical Excellence in the United Kingdom;

•	effectively competing with other therapies;

•	achieving a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims, including intellectual property we license from third parties.

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

We have conducted, and may in the future choose to conduct, our clinical trials outside the United States.  Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well-designed and conducted and performed by qualified investigators in accordance with ethical principles. The study population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. Generally, the patient population for any clinical trials conducted outside of the United States must be representative of the population for whom we intend to label the product in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from our international clinical trials, or if international regulatory authorities do not accept the data from our U.S. clinical trials, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt the development of a product candidate.

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

Currently in the United States, there are relatively few medications approved for the prevention of frequent episodic and chronic migraines. Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Medications commonly used for prevention of frequent episodic and chronic migraine include beta blockers such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for frequent episodic migraine. There are also several other companies, including Amgen, Lilly and Teva (Labrys), that have ongoing clinical trials for CGRP blocking therapies using monoclonal antibodies similar to ALD403. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. For example, we are aware that Amgen announced top-line results in September 2016 from a Phase 3 clinical trial and has another ongoing Phase 3 clinical trial for its CGRP therapy.

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

If ALD403 or any of our other product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

•	the efficacy and potential advantages compared to alternative treatments;

•	the prevalence and severity of any side-effects;

•	the price we or any of our future collaborators charge for our products;

•	the availability of third-party coverage and adequate reimbursement;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these new therapies; and

•	the size and effectiveness of our sales, marketing and distribution support.

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

We do not currently have sales or distribution capabilities and have no experience as an organization in the sale, marketing and distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Assuming regulatory approval, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force that we plan to establish. To maximize the potential commercial opportunity of ALD403 while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure, and improve the potential return on our investments while improving access for physicians and patients.

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

We also may not be successful entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and could damage our reputation. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing ALD403 or any other product candidates.

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

We intend to pursue marketing approvals for our product candidates in international markets directly or with partners and will be subject to additional costs and additional risks related to international operations, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	the impact of the vote by the United Kingdom decided by referendum to leave the European Union (commonly referred to as “Brexit”); and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

Collaborations involving our product candidates are subject to numerous risks, which may include the following:

•	collaborators may have significant discretion in determining the efforts and resources that they will apply to collaborations;

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services, improve quality of care, and expand access to coverage. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The ACA, among other provisions that may have a significant impact on our business:

•	imposes a non-deductible annual fee on pharmaceutical manufacturers or importers who sell “branded prescription drugs”;

•	increases the statutory minimum level of Medicaid rebates payable by manufacturers of brand-name drugs from 15.1% to 23.1%;

•	imposes a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated;

•

requires manufacturers to participate in a coverage gap discount program, under which they must agree to offer 50% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expands the eligibility criteria for Medicaid programs; and

•	creates a process for approval of biologic therapies that are similar or identical to approved biologics.

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

There have been and likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

•	our ability to set a price we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital for our business.

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

•

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unresolved. In recent years, patent rights have been the subject of significant litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

We are highly dependent on our senior executive officer and the other principal members of our executive and scientific teams, particularly our President and Chief Executive Officer, Randall C. Schatzman, our Chief Scientific Officer, John A. Latham, our Chief Business Officer, Mark J. Litton, our Senior Vice President, Translational Medicine, Jeffrey T.L. Smith, our Executive Vice President and Principal Accounting Officer, Larry K. Benedict and our Senior Vice President, Pharmaceutical Operations, Randal A. Hassler. The employment of our executive officers is at-will and our executive officers may terminate their employment with us at any time. The loss of the services of any of our senior executive officers could impede the achievement of our research, development and commercialization objectives. Although we maintain “key person” insurance for Drs. Schatzman, Latham, Litton and Smith, any insurance proceeds we may receive under our “key person” insurance would not adequately compensate us for the loss of their services.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since January 1, 2015, the reported sale price of our common stock has fluctuated between $15.82 and $54.90 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;

•	introductions and announcements of future product candidates by us, any of our future collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to discover, acquire or in-license additional products or product candidates;

•	developments concerning our future collaborations, including but not limited to those with our sources of manufacturing supply and our future collaborators;

•	manufacturing disruptions;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including litigation matters and our ability to obtain patent protection for our product candidates;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	changes in our board of directors or key personnel;

•	the expiration of contractual lock-up agreements;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic, industry and market conditions in the United States and abroad, including, for example, the impact of Brexit or similar events on global financial markets;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	the other risks described in this “Risk Factors” section.

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

In addition, as of September 30, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 4,517,747 shares of common stock and there were also 2,613,374 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 825,840 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to additional automatic annual increases in the number of shares of common stock reserved for future issuance. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements.

Moreover, as of September 30, 2016, holders of an aggregate of up to approximately 4.4 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

•	our certificate of incorporation does not provide for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

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

Alder BioPharmaceuticals, Inc.
Date: October 27, 2016	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: October 27, 2016	By:	/s/ Larry K. Benedict
Larry K. Benedict
Executive Vice President and Principal Accounting Officer
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.