Form 10-K
period 2016-12-31
ALDER BIOPHARMACEUTICALS INC
filed 2017-02-23
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on The NASDAQ Stock Market on June 30, 2016, the last business day of its most recently completed second fiscal quarter, was $1,129,662,202.  Excludes an aggregate of 4,919,109 shares of the Registrant’s common stock held as of such date by officers, directors and stockholders that the Registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2017 was 50,409,220.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”).

Alder BioPharmaceuticals, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2016

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Alder,” and “the Company” refer to Alder BioPharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries. “Alder,” “Alder BioPharmaceuticals” and the Alder logo are the property of Alder BioPharmaceuticals, Inc. This report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Company Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic antibodies with the potential to meaningfully transform current treatment paradigms.  All of our product candidates were discovered and developed by Alder scientists using our proprietary antibody technology platform coupled with a deliberate approach to design and select candidates with properties that we believe optimize the therapeutic potential for patients and commercial competitiveness.

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our most advanced solely-owned product candidate, in order to maximize its therapeutic and commercial potential. Eptinezumab is being evaluated in a pivotal trial program for the prevention of migraine, with a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) planned for the second half of 2018. Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million adults in the U.S. are estimated to be candidates for a migraine prevention therapeutic, including three million people that live with chronic migraine, the most serious form of the disease.

Eptinezumab is a genetically engineered monoclonal antibody inhibiting calcitonin gene-related peptide (CGRP), a validated target that is understood to drive migraine initiation, maintenance and chronification. Designed to deliver a competitively differentiated approach to migraine prevention, we believe eptinezumab holds the potential to be a transformative therapeutic and meet a profound medical need, changing the migraine prevention treatment paradigm for physicians and patients living with migraine.

Our deliberate approach to engineering and developing eptinezumab is designed to provide a unique clinical profile that, after a single administration via an in-office infusion procedure, provides rapid and persistent migraine relief, and facilitates patient adherence.  We believe that this clinical profile, as supported by data from our clinical trials, will present a potentially compelling value proposition for patients, physicians, payors and our stakeholders.  In Phase 2 clinical trials for the prevention of migraine, eptinezumab has demonstrated robust efficacy, rapid reduction in migraine days and a persistent response.

The pivotal trial program for our infusion formulation of eptinezumab in support of a BLA submission consists of two Phase 3 pivotal trials and a single open-label Phase 3 clinical trial.  Our first pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 12 weeks for one year in approximately 800 patients with frequent episodic migraine, defined as five to 14 migraine days per month.  Our second pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 12 weeks for six months in approximately 1,050 patients with chronic migraine, defined as 15 or more migraine days per month, with features of migraine on at least eight days per month.  The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab administered via infusion once every 12 weeks for one year in approximately 120 patients with chronic migraine. We expect top-line data from PROMISE 1 to be available in the first half of 2017, top-line data from PROMISE 2 to be available in the first half of 2018 and top-line data from the open-label trial to be available in the first half of 2018.  Our objective is to submit a BLA to the FDA based on the results of these three trials in the second half of 2018.

We intend to investigate opportunities to maximize the differentiated therapeutic and commercial profile of eptinezumab based on preclinical and clinical data observed to date, through the initiation of one or more additional clinical studies of our infusion formulation.  Based on the data from our eptinezumab clinical trials and feedback we have received from investigators and key opinion leaders around the clinical value of rapid onset, effectiveness and persistence of relief from our infusion formulation of eptinezumab, we believe that further studies focused on these characteristics have the potential to add value and represent the best use of our resources in the near term.  We are also committed to investigating additional routes of administration, such as a potential subcutaneous and/or intramuscular formulation.  We expect to have further insight regarding our plans and timing following the availability of top-line data from PROMISE 1, which we believe will expand our understanding of eptinezumab’s profile and potential commercial dose.

Assuming eptinezumab is approved by the FDA, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force. To maximize the potential commercial opportunity of eptinezumab while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure, while improving access for physicians and patients. We also intend to seek approval for eptinezumab in the European Union and other jurisdictions outside the United States.

Our product candidate pipeline also includes ALD1910, a preclinical wholly-owned monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). ALD1910 is undergoing investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor. Our third pipeline candidate is clazakizumab, designed to block the pro-inflammatory cytokine IL-6. In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia, that will pursue innovative therapeutic indications in chronic inflammatory diseases. Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

Our Strategic Priorities

Our goal is to build an enduring biopharmaceutical company that discovers and selects monoclonal antibodies for development and commercialization that hold the potential to meaningfully transform current treatment paradigms and offer patients innovative therapies in indications with profound medical needs. Key strategic priorities for us to achieve that goal include:

•

Continue to prioritize the clinical development activities of eptinezumab for the prevention of migraine. Our primary priority is continuing to efficiently progress the clinical development of eptinezumab as a preventative treatment for migraine, supporting our objective of regulatory approval of eptinezumab at the earliest opportunity.

•

Enhance the value of eptinezumab by maximizing its differentiating properties and clinical profile. We may explore the initiation of one or more additional clinical trials of our infusion formulation to maximize the differentiated therapeutic and commercial profile of eptinezumab.  We are also committed to investigating additional routes of administration, such as a potential subcutaneous and/or intramuscular formulation.  We expect to have further insight regarding our plans and timing following the availability of top-line data from PROMISE 1, which we believe will expand our understanding of eptinezumab’s profile and likely commercial dose.

•

Optimize the commercial potential of eptinezumab by independently commercializing it for the prevention of migraine in the United States. We intend to continue commercial readiness activities to support independent commercialization of eptinezumab in the United States as a migraine prevention therapy, subject to FDA approval. We initially plan to build a specialty sales force targeting high-prescribing neurologists and headache centers in the United States.  To maximize the potential commercial opportunity of eptinezumab while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure, while improving access for physicians and patients. We also intend to seek approval for eptinezumab in the European Union and other jurisdictions outside the United States.

•

Progress the development of ALD1910 as an additional treatment option for migraine prevention. In 2016, we designated ALD1910 as a candidate to advance to IND-enabling studies for the prevention of migraine. We believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor and plan to advance ALD1910 through IND-enabling toxicology studies to support an IND with the FDA.

•

Leverage our proprietary antibody technology platform and deliberate design approach.  We have brought together a group of world class scientists and drug developers that, when coupled with our proprietary technologies, allow us to discover, develop and commercialize antibody-based therapeutics that have the potential to change the lives of patients suffering from many types of disease. We intend to establish targeted commercialization and marketing capabilities for our products in the United States, and to discover and select candidates addressing areas of profound medical need and hold properties that we believe optimize the therapeutic potential for patients and commercial competitiveness.

Our Pipeline

Our product candidate pipeline is composed of candidates discovered and developed by Alder scientists using our proprietary antibody technology platform and a deliberate approach to design and select candidates to have properties that we believe optimize the therapeutic potential for patients and commercial competitiveness. Leveraging this platform, we select for antibody properties that we consider important in order to optimize safety, tolerability and efficacy, along with other properties that support reduced dosing volumes and frequency, time to onset of therapeutic effect, route of administration flexibility and other benefits.

We direct our pipeline efforts to treat central nervous system (CNS) diseases and pain where we believe there is a profound medical need and where a monoclonal antibody can offer an innovative and a best-in-class or first-in-class therapeutic option conveying safety and efficacy advantages compared to existing therapies.  Our pipeline currently includes three internally discovered humanized monoclonal antibodies, as well as preclinical programs targeting additional indications that are in the discovery phase.

Eptinezumab

Overview

Eptinezumab, our most advanced solely owned product candidate, is a genetically engineered monoclonal antibody that inhibits CGRP for prevention of migraine. CGRP is a small protein and a validated biological target that is understood to drive migraine initiation, maintenance and chronification. Eptinezumab was discovered by Alder scientists and is the result of a deliberate process coupled with proprietary technologies to design a monoclonal antibody inhibiting CGRP that delivers a competitively differentiated profile and a unique clinical benefit to patients. We believe eptinezumab holds the potential to be a transformative therapeutic and meet a profound medical need, changing the migraine prevention treatment paradigm for physicians and patients living with migraine.

Eptinezumab is the subject of a pivotal trial program and has been successfully evaluated in multiple clinical trials, including two Phase 2 clinical trials. Our clinical data to date demonstrates that, after a single administration via an in-office infusion procedure, eptinezumab provided rapid and persistent migraine relief. As an infusion procedure, we believe eptinezumab will provide the opportunity for appropriate patient monitoring, facilitate proper administration of product and ensure patient adherence.  In Phase 2 clinical trials for the prevention of migraine, eptinezumab has demonstrated:

1.

Robust efficacy: three months after a single administration, approximately one-third of patients with either frequent episodic or chronic migraine had a 75% reduction in migraine days and over half of patients had a 50% reduction in migraine days.

2.

Rapid reduction in migraine days: preliminary data from our Phase 2b clinical trial in chronic migraine suggested a separation of eptinezumab from placebo occurred within 48 hours of administration.  Further, significant separation from placebo was also observed at 4 weeks post-dose in both frequent episodic and chronic migraine patients.

3.	A persistent response: efficacy data supports a quarterly dosing regimen and possibly less frequent dosing regimen in a subset of patients.

We believe that the emerging profile of eptinezumab, with its potential to rapidly and significantly reduce the number of migraine days that patients experience after a single administration that persists for three months, including the potential to make a subset of patients 75% and 100% migraine free during the course of our completed Phase 2 clinical trials, addresses key therapeutic needs of patients and physicians and compete favorably with existing treatments and other treatments currently in development. In addition to its favorable emerging safety and efficacy profile, we believe eptinezumab has the potential for advantageous dosing regimens requiring infusions no more often than quarterly.

About Migraine

Migraine is a serious neurological disease; approximately 36 million Americans live with migraine. Migraine is the sixth most debilitating disease globally. In the United States, employers lose more than $13 billion each year as a result of 113 million lost work days due to migraine. Migraine is also a significant cause of emergency rooms visits, with estimates reaching over 1 million visits annually.

Migraine is a multifaceted disease associated with a complex interplay between genetics and the environment that results in a hyper-excitable nervous system. Migraine symptoms typically include sharp or throbbing head pain along with associated aura, such as disturbed vision, sensitivity to light, sound and smells, nausea and vomiting, mood changes and cognitive difficulties. Migraine starts as an episodic disorder but becomes chronic over time as the threshold for migraine initiation is reduced, resulting in an increased frequency of migraine attacks and little or no return to normal baseline nervous system function between episodes.

Migraine is three times more common in women than men, affecting 30% of women over a lifetime. Migraine is most common between the ages of 20 and 50 in both men and women. Migraine severity is divided into low frequency, frequent episodic and chronic. Low frequency migraine is characterized as zero to four migraine days per month, frequent episodic migraine as five to 14 migraine days per month, and chronic migraine as 15 or more headache days per month, with features of migraine on at least 8 days per month.

Of the 36 million people in the United States living with migraine, it is estimated that approximately 13 million are candidates for a preventative therapy, including three million with chronic migraine, representing the most disabled segment of the migraine patient population. We estimate the annual market opportunity for the three million patients living with chronic migraine is estimated to be $4 billion.

Current Therapies.  Currently, pharmacological treatment for migraine can be divided into abortive and preventive therapy. Abortive medications aim to reverse, or at least stop, the progression of a migraine once it has started. Preventive medications, which are given even in the absence of a migraine, aim to reduce the frequency and severity of the migraine attack, make acute attacks more responsive to abortive medications and may improve the patient’s quality of life to a greater degree than abortive medications alone.

With some limitations and exceptions, FDA approved abortive medications are used successfully by many patients. However, for those patients living with migraine that are candidates for a preventative therapy, available treatments have limited efficacy, poor tolerability, or serious side-effects (or a combination of these) that limit patient use. Specifically, we believe that there is a need for migraine prevention therapies with improved safety, efficacy and route of administration options to meet patient and physician needs. Both patients and physicians seek treatment options that significantly reduce the number of migraine days patients experience and are safe and well-tolerated. Additionally, how quickly the treatment prevents migraines is of particular importance to patients. Providing dosing options that provide for infrequent quarterly dosing are also important to physicians and patients to improve convenience and medical compliance.

•

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

•

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

Profound Unmet Medical Need.  The utility of current preventative treatment options is challenged by limited efficacy and medication side-effects which often limit the use of migraine medications. According to the U.S. Agency for Healthcare Research and Quality, only about 12% of adults with frequent episodic or chronic migraine take preventive medications. Further, nearly 50% of migraineurs have not used a preventative therapy and 65% discontinue migraine medication because of side effects. As a result, we believe the area of profound unmet need in migraine is for preventive therapies with improved efficacy and tolerability to treat the individuals with frequent episodic and chronic migraine.

Indications for preventive migraine medications may include:

•	frequency of migraine attacks greater than two per month with disability that lasts three or more days per month;
•	abortive medications fail or are overused; or
•	symptomatic medications (e.g. analgesics or anti-emetics) are contraindicated or ineffective.

Approximately 50% of prevention candidates are treated by neurologists. We believe these patients are highly motivated to seek new preventative treatment options that offer improved safety and tolerability, and better efficacy as measured by a material reduction in the number of migraine days experienced, the rapidity with which the migraines are prevented, and infrequent dosing, as compared with current options, which have safety, tolerability and efficacy limitations. We believe that a therapeutic option that addresses these limitations represents a significant opportunity to improve disease management in a substantial number of patients that are candidates for migraine prevention.

Our Migraine Prevention Solution: CGRP and the Science of Eptinezumab.  We are developing eptinezumab for the prevention of migraine, to meet the needs of the estimated 13 million patients in the United States living with migraine that are candidates for a preventative therapy option. Eptinezumab is a genetically engineered monoclonal antibody that inhibits CGRP, a small protein and a validated biological target that is understood to drive migraine initiation, maintenance and chronification. Eptinezumab was discovered by Alder scientists and is the result of a deliberate process coupled with proprietary technologies to design a monoclonal antibody inhibiting CGRP. It was designed to provide a competitively differentiated clinical profile to the migraine prevention treatment paradigm and deliver a unique clinical benefit to patients.

We believe eptinezumab holds the potential to be a transformative therapeutic and meet a profound medical need, changing the migraine prevention treatment paradigm for physicians and patients living with frequent episodic or chronic migraine. We are developing eptinezumab as a highly potent, long-acting therapeutic that modulates the activity of CGRP for the prevention of migraine in patients with frequent episodic or chronic migraine.

Other CGRP Directed Therapeutics.  There are no currently approved medications that directly target CGRP. Small molecule CGRP inhibitors, such as Merck’s telcagepant, established that blocking CGRP was effective as an abortive treatment for migraine. However, these small molecules, which have very different properties than eptinezumab, a monoclonal antibody, had side-effects and toxicity issues that curtailed their development. The Merck experience further clinically validated CGRP biology as a target for migraine but suggested a different strategy for intervention to be used to avoid off-target toxicity issues. Based on prior experiences of other companies targeting the CGRP pathway and our own efficacy data in the prevention of frequent episodic migraine and chronic migraine, we believe there is compelling rationale to continue the development of a highly selective antibody, such as eptinezumab, for the prevention of migraine. In clinical trials of eptinezumab to date, involving more than 1,500 subjects, we have not observed any significant side-effects or toxicity issues.  As described under “—Competition—Eptinezumab,” there are several other CGRP inhibiting therapies currently in development that could compete with eptinezumab.

Commercial Strategy

In the United States, due to the severity of the disease, patients with frequent episodic or chronic migraine typically seek preventive treatment from neurologists and pain specialists. It is estimated that approximately 50% of the candidates for migraine prevention in the United States are cared for by neurologists, including the estimated three million patients with chronic migraine. By the time a frequent episodic or chronic migraine patient begins prevention therapy, the patient may have experienced any or all of:  increased headache frequency; loss of response to abortive therapy; and significant migraine-related disability. Neurologists prescribe preventive therapies more often than do primary care physicians and pain specialists across all headache frequencies.  Given the referral patterns for migraine and the need for improved patient care, the American Migraine Foundation has initiated a program to establish headache centers in major cities across the United States. We plan to build a specialty sales force targeting the high-prescribing neurologists and headache centers in the United States, if eptinezumab is approved, and to seek one or more partners to commercialize eptinezumab outside the United States.

We intend to commercialize an infusion formulation and are investigating additional routes of administration, such as a potential subcutaneous and/or intramuscular formulation.  We expect to have further insight regarding our plans and timing following the availability of top-line data from PROMISE 1, which we believe will expand our understanding of eptinezumab’s profile and potential commercial dose.

Infusion procedures are known to neurologists for the treatment of migraines specifically and a range of other neurological disorders with the objective of administration of fast, persistent, therapeutic benefit to patients.  Our research supports that 70% of neurologists have access to IV delivery infrastructure, including infusion centers.  Infusions have the benefit of being a procedure in the physician’s office or a clinic setting, which our research supports a large segment of physicians and patients prefer to self-treating at home by self- injection.  Procedures such as infusion administered in a physician office also address patient adherence issues which are one of the leading causes of lack of benefit from currently available oral therapies.

Overview. We believe the clinical data obtained to date in our development program for eptinezumab exhibits the potential of eptinezumab to transform the preventative treatment of patients with migraine. We have completed multiple clinical trials evaluating eptinezumab, including two Phase 2 trials in patients living with migraine, and are currently evaluating eptinezumab in a pivotal trial program that encompasses two Phase 3 pivotal clinical trials and an open-label Phase 3 clinical trial. Further, we are exploring the initiation of one or more additional clinical studies of our infusion formulation that would, if successful, potentially enable us to broaden the initial label beyond that contemplated by our existing pivotal trials.  We are also committed to investigating additional routes of administration, such as a potential subcutaneous and/or intramuscular formulation.  We plan to have discussions with the FDA in 2017 regarding any additional clinical requirements for our expected commercial supply of eptinezumab in support of our initial BLA submission.

For purposes of the clinical trial descriptions which follow below, the references to “p” values mean statistical calculations to determine whether the effects of eptinezumab were significant in comparison to placebo based on pre-specified statistical targets. We specified that any result where “p” was less than or equal to 0.05 would be statistically significant.

Pivotal Trial Program.  We initiated our pivotal trial program for eptinezumab in October 2015 with PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), a pivotal clinical trial evaluating the safety and efficacy of eptinezumab administered via infusion once every 12 weeks for one year in approximately 800 patients with frequent episodic migraine.  PROMISE 1 is a double-blind, placebo-controlled Phase 3 clinical trial in which patients are randomized equally to either one of three doses of eptinezumab or placebo administered via infusion once every 12 weeks across sites in the United States and Europe.  Patient recruitment for PROMISE 1 was completed in October 2016, and we expect top-line data from PROMISE 1 to be available in the first half of 2017. Also in October 2016, we met with the FDA regarding our eptinezumab pivotal clinical trial program.  Based on input from the FDA, we finalized the design of our pivotal clinical trial program in support of a BLA submission, and in November 2016 initiated a second pivotal clinical trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), evaluating the safety and efficacy of eptinezumab in patients with chronic migraine. The study is a double-blind, placebo-controlled Phase 3 clinical trial enrolling approximately 1,050 patients randomized to either one of two dose levels of eptinezumab or placebo administered via infusion once every 12 weeks for six months across sites in the United States and Europe.  The primary endpoint of both pivotal trials is the mean reduction in migraine days from baseline over weeks 1 to 12.  Key secondary endpoints are the 75% responder rate over weeks 1 to 12 as determined by the change in migraine days between eptinezumab and placebo, and the 75% responder rate over weeks 1 to 4 as determined by the change in migraine days between eptinezumab and placebo.  We expect top-line data from PROMISE 2 to be available in the first half of 2018.

In December 2016, we initiated an open-label Phase 3 clinical trial of eptinezumab to further confirm the long-term safety and tolerability of eptinezumab, as required by the FDA. This study is a Phase 3 clinical trial enrolling 120 patients receiving eptinezumab administered by infusion once every 12 weeks for one year.  We expect data from this clinical trial to be available in the first half of 2018.

Completed Phase 2b Clinical Trial (Chronic Migraine). This Phase 2b clinical trial was a double-blind, placebo-controlled, randomized, single intravenous infusion, dose ranging study in 588 patients with chronic migraine. Patients were randomized to receive a single intravenous infusion of 10 mg, 30 mg, 100 mg or 300 mg of eptinezumab or placebo (approximately 120 patients per group). The primary efficacy endpoint of the study was the change in migraine days between eptinezumab and placebo as determined by the 75% responder rates over a 12-week period.  Endpoints were also evaluated at week 24 and at week 48 (study end).  In March 2016, we announced the following positive top-line data from the trial:

•

The 300 mg and 100 mg dose levels of eptinezumab met the primary efficacy endpoint of the study, a 75% reduction in migraine days over the entire 12 weeks in 33% and 31% of patients, respectively (p < 0.05), as described in the table below:

*(p= < 0.05)   **(p= < 0.01)

•

A single administration of eptinezumab resulted in an immediate and persistent mean reduction in migraine days from baseline throughout the 12 weeks at the 300 mg (p < 0.01), 100 mg (p < 0.01), and 30 mg (p < 0.01) dose levels, meeting the secondary efficacy endpoint.

•	A single administration of eptinezumab at 300 mg, 100 mg or 30 mg dose levels demonstrated a persistent reduction in migraine days for the entire 12 weeks, supporting a quarterly dosing strategy.
•	The 10 mg dose of eptinezumab was identified as sub-therapeutic.
•	The safety profile was consistent with that observed in earlier eptinezumab clinical trials.

In July 2016, we announced that top-line 24-week data from this trial demonstrated persistent migraine prevention in patients with chronic migraine, confirming and extending the 12-week data announced in March 2016. The 75% responder rate for the entire 24 weeks at the 300 mg, 100 mg and 30 mg dose levels was 31%, 29% and 30%, respectively, compared to a placebo rate of 20%. Eptinezumab also demonstrated a persistent mean reduction in migraine days from baseline throughout the 24-week period.  The 48-week data suggest that a subset of patients continued to receive a benefit out to 48 weeks after a single administration.  The statistical analysis plan for the Phase 2b trial does not provide for analyses of statistical significance at time points post the primary endpoint at 12 weeks.

A post-hoc analysis of the data demonstrated that within 48 hours after eptinezumab administration there was more than a 50% reduction in the percentage of patients experiencing migraine after receiving eptinezumab versus baseline, compared to a 17% reduction in patients administered placebo, as demonstrated in the figure below.  Further studies will need to be undertaken to confirm these findings.

An analysis of the data also demonstrated that this rapid reduction in migraine days and significant separation between those patients receiving eptinezumab versus placebo was maintained at four weeks after administration, as demonstrated in the table below:

Completed Phase 2 Proof-of-Concept Clinical Trial (Frequent Episodic Migraine).  Our first completed Phase 2 clinical trial of eptinezumab was a single intravenous infusion dose, double-blind, placebo-controlled, randomized proof-of-concept trial to evaluate the safety, pharmacokinetics and efficacy of eptinezumab in patients with frequent episodic migraine. Pharmacokinetics measures the amount of a specific drug in the body over a period of time, and includes the process of absorption, distribution, metabolism and excretion of the drug. Approximately 80 patients each received one dose of eptinezumab in the clinical trial.

Differences in the change in mean migraine days per month was the approvable endpoint for the pivotal clinical trials of Botox, which has been approved for prevention of chronic migraine. The primary endpoint for our proof-of-concept trial was the difference between eptinezumab and placebo in the change of mean migraine days per month from baseline to weeks five through eight following one dose of eptinezumab. As illustrated in the figure below, in the trial, one dose of eptinezumab produced a rapid and persistent reduction in migraine days that was statistically significant when compared to placebo, in terms of both change in migraine days per month (p=0.03) and the magnitude of the change in migraine days prevented across all patients (p<0.001) at the primary endpoint of eight weeks. The reduction in migraine days per month was also statistically significant across the entire combined three-month trial period (p=0.0078).

Eptinezumab 1000 mg IV versus Placebo IV as a Single Dose

In addition to reduction of mean migraine days per month as an efficacy endpoint, a responder analysis was performed. As illustrated in the table below, 16% of patients receiving a single dose of eptinezumab achieved a complete 100% response (zero migraine days) versus 0% on placebo over the entire 12-week period following infusion. In any four-week period of the trial (weeks 1-4, 5-8 or 9-12), approximately 75% of patients achieved a 50% reduction, 45% or more achieved a 75% reduction and 27% or more achieved a 100% reduction in migraine days. We believe measuring response rates, or the magnitude of the change in migraine days prevented across patients, provides an important measure of patient benefit to prescribing physicians and patients. For example, telling a patient that he or she has a one in six chance of achieving a complete response, meaning no migraines, can be easier to relate to than reduction of mean migraine days per month.

Number (Percentage) of Patients Achieving a 50%, 75% and 100% Reduction in Migraine Days During Weeks 1-4, 5-8, and 9-12
Time Period	Percent Reduction Migraine Days	Placebo IV	Eptinezumab 1000 mg IV	p-value
Weeks 1-4	Number of Evaluable Patients	80	76
	50%	40 (50.0)	57 (75.0)	p=0.0011
	75%	19 (23.8)	39 (51.3)	p=0.0003
	100%	4 (5.0)	21 (27.6)	p<0.0001

Weeks 5-8	Number of Evaluable Patients	80	78
	50%	43 (53.8)	59 (75.6)	p=0.0032
	75%	28 (35.0)	35 (44.9)	p=0.1347
	100%	12 (15.0)	21 (26.9)	p=0.0493

Weeks 9-12	Number of Evaluable Patients	78	73
	50%	52 (66.7)	55 (75.3)	p=0.1603
	75%	24 (30.8)	39 (53.4)	p=0.0039
	100%	13 (16.7)	30 (41.1)	p=0.0008

Weeks 1-12	Number of Evaluable Patients	76	68
	50%	25 (32.9)	41 (60.3)	p=0.0006
	75%	7 (9.2)	22 (32.4)	p=0.0004
	100%	0	11 (16.2)	p=0.0001

The following figure presents data from patients who achieved a 50%, 75% and 100% reduction in migraines at all-time points in the trial. Eptinezumab provided a statistically significant reduction versus placebo in migraines at all response levels in these patients (p<0.001).

Eptinezumab was well-tolerated and adverse events were comparable in terms of type and frequency across eptinezumab and placebo groups. In addition, there were no meaningful differences between the eptinezumab treatment and placebo groups with respect to adverse events, cardiovascular measures or laboratory safety data.

Patients in this trial were followed for an additional three months for a total of six months (24 weeks) follow-up. The percentage of patients achieving a 50, 75 or 100% response for the entire 24-week duration of follow-up was similar to that observed for the first 12 weeks, suggesting that the response to a single dose of eptinezumab was persistent and long lasting.

Reduction in Migraine Days for Three and Six Months is Similar

Phase 1 Clinical Trials.  We have completed various Phase 1 clinical trials of eptinezumab, including a Phase 1 clinical trial demonstrating that the pharmacokinetics and pharmacodynamics by infusion, subcutaneous or intramuscular injection of eptinezumab support a quarterly single injection dosing strategy.

Safety Profile. The observed serious adverse events, or SAEs, across all clinical trials to date for eptinezumab include, among others, inguinal hernia, kidney infection, transient ischemic attack, which is a precursor to stroke, conversion disorder, which is a mental health condition in which a person has blindness, paralysis, or other nervous system symptoms that cannot be explained by medical evaluation, chest pain, shortness of breath and wound infection. However, the relevant clinical investigators concluded that all observed SAEs to date were found to be unrelated to eptinezumab. We have observed some injection-site reactions, or ISRs, in Phase 1 clinical trials of subcutaneous and intramuscular injections of eptinezumab.  Additional studies or requirements from the FDA for future studies may be necessary to address these ISRs.

ALD1910

ALD1910 is a genetically engineered monoclonal antibody discovered and designed by Alder to specifically inhibit pituitary adenylate cyclase-activating peptide-38, or PACAP-38, a protein active in mediating the initiation of migraine. We believe ALD1910 holds potential as a migraine prevention treatment for those who have an inadequate response to therapeutics directed at CGRP, and could provide an important new therapeutic option to migraine patients and their physicians.

ALD1910 is currently undergoing IND enabling preclinical studies.  Similar to our other internally developed product candidates, ALD1910 is designed to have favorable antibody properties and a desirable product profile we consider critical to a streamlined development path.

Clazakizumab

Clazakizumab is a novel monoclonal antibody that inhibits the pro-inflammatory cytokine interleukin-6 (IL-6), an important driver of the inflammatory response. IL-6 is also implicated in the transition from acute to chronic inflammation. Chronic inflammation is a notable feature of several diseases, including rheumatoid arthritis (RA) and psoriatic arthritis. Clazakizumab completed two positive Phase 2b clinical studies establishing proof-of-concept for RA.

In May 2016, Alder licensed the exclusive worldwide rights to clazakizumab to Vitaeris. which will pursue innovative therapeutic indications in chronic inflammatory diseases. In exchange for the rights to clazakizumab, Alder has received an equity stake in Vitaeris and is eligible to receive royalties and certain other payments.

Preclinical Pipeline

We are actively working to expand our antibody therapeutic pipeline in opportunities where our technology provides favorable development advantage in areas of unmet medical need, seeking both first-in-class and best-in-class therapeutics. We prioritize targets that meet the criteria of either genetic validation or clinical demonstration that they play a central role in the disease state. We are continuing to evaluate additional potential candidates that represent diverse opportunities in indications that may be eligible for orphan designations and/or indications where monoclonal antibodies have not previously played a role in the treatment paradigm, such as was the case with our eptinezumab program for migraine prevention.

Technology Platform

We built and use a proprietary antibody platform to discover and develop monoclonal antibody therapeutics that enables us to engineer our candidates to have properties that we believe optimize the therapeutic potential for patients. Since the unique structure, including sequence, of an antibody determines how it functions and behaves, we specifically engineer our candidates to have properties aligned with the desired therapeutic profile. Leveraging this proprietary platform, we select for properties that we consider important in order to optimize safety, tolerability and efficacy. We further select for properties that support reduced dosing volumes and frequency, time to onset of therapeutic effect, route of administration flexibility, reduced immunogenicity compared to other monoclonal antibody therapeutics, and other benefits. The specific monoclonal antibody properties that we consider important to optimize in the selection and development of our candidates to support best-in-class target therapeutic profiles include:

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

•	Our yeast-based proprietary manufacturing technology, MabXpress.

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

Our Antibody Selection Process

Our ABS technology has been applied in all our preclinical and clinical programs and led to the selection of our most advanced product candidate, eptinezumab, as well as ALD1910 and clazakizumab. We also use our ABS technology to provide bio-analytical support for all our product candidates in the clinic.

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

Eptinezumab

Our patent applications relating to compositions and uses for eptinezumab have been broadly filed worldwide. If these applications issue as patents, they are estimated to expire in 2032.

 We own, or co-own with exclusive rights, four patent families related to eptinezumab. Each family contains pending U.S. and foreign counterpart applications with claims directed to compositions and/or methods of using eptinezumab and variants thereof, alone or in combination to treat or prevent various human diseases and conditions associated with elevated CGRP such as migraine. Patents based on the earliest filed applications, if granted, are expected to expire in 2032.

We have full ownership of the first eptinezumab patent family, which relates to eptinezumab compositions and methods for treating or preventing various human disease conditions associated with elevated CGRP such as migraine.

We are the co-owner and exclusive licensee of the second eptinezumab patent family, which relates to use of eptinezumab compositions in methods for treating or preventing various human disease conditions associated with photophobia or light aversion.

We are the co-owner and exclusive licensee of the third eptinezumab patent family, which relates to use of eptinezumab compositions in methods for treating or preventing various other human disease conditions associated with diarrhea.

A fourth patent family, which is owned by us exclusively and estimated to expire in 2034, relates to the use of eptinezumab for regulating glucose metabolism.

ALD1910

We have patent applications for six patent families related to ALD1910 covering ALD1910 compositions and uses for anti-PACAP antibodies.  If these applications issue as patents, they are estimated to expire in 2036.

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

Technologies

We hold three U.S. patents and numerous foreign patents related to MabXpress, our yeast-based proprietary manufacturing technology.  Our MabXpress patents and patent applications relate to the expression of heteropolymeric polypeptides, such as antibodies, in Pichia. These patents will expire between 2024 and 2026.

We have sought patent protection for our antibody discovery method, of which five foreign patents have been granted, and one pending U.S. application and six foreign applications are under examination. These foreign patents will expire in 2027. A patent based on the U.S. application, if issued, is expected to expire in 2027.

We also have sought patent protection for our proprietary method of humanizing rabbit antibodies. Three of these patents have been granted in foreign territories and two U.S. and 13 pending foreign patent applications are under examination. These foreign patents will expire in 2028. Patents based on the U.S. applications, if issued, are expected to expire in 2028. Patents based on the foreign applications, if issued, are expected to expire in 2028.

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

Technology Licenses

Keck Graduate Institute of Applied Life Sciences

In October 2004, we entered into a royalty-free license agreement with Keck Graduate Institute of Applied Life Sciences, or Keck, under which we obtained an exclusive, worldwide license to Keck’s patent rights in certain inventions, or the Keck patent rights, and technology or the Keck technology, related to production and optimization of antibodies in yeast, including certain patents relating to our ABS and MabXpress technologies. Under the license agreement, we are permitted to research, develop, manufacture and commercialize products using the Keck patent rights for all research and commercial uses, and to sublicense such rights. Keck retained the right, on behalf of itself and other non-profit institutions, to use the Keck patent rights and Keck technology for educational and research purposes and to publish information about the Keck patent rights and to further use the Keck technology for purposes other than production and optimization of antibodies in yeast.

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

Manufacturing

We have adopted a manufacturing strategy of contracting with a variety of contract manufacturing organizations, or CMOs, within North America and Europe for the manufacture of eptinezumab, ALD1910, and future product candidates. This has enabled us to produce products under current Good Manufacturing Practices, or cGMP, controls for our completed and planned clinical trials. A protocol of methods has been established at these manufacturers along with specific testing facilities to generate sufficient information to inform the appropriate regulatory authorities. We anticipate there will be continued interaction with additional CMOs as our product candidates advance and we seek to expand our access to larger production facilities to supply clinical trials and commercialization. We currently rely on a single CMO to manufacture and provide us with clinical supplies of eptinezumab.  We have entered into agreements with two other CMOs in anticipation of larger scale commercial production, and will use eptinezumab produced by these CMOs in future clinical studies.  We expect to enter into agreements with additional CMOs in the future.  We plan to have discussions with the FDA in 2017 regarding any additional clinical requirements for our expected commercial supply of eptinezumab in support of our initial BLA submission.

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

Eptinezumab, if approved, will compete with beta blockers that are approved for prevention of frequent episodic and chronic migraine such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for frequent episodic migraine. We are also aware of several CGRP inhibiting therapies currently in development that could compete with eptinezumab, including Amgen’s AMG-334, Lilly’s LY-2951742 and Teva’s TEV-48125, all of which are therapies using antibodies similar to eptinezumab.  Amgen and Teva have each announced that they plan to make BLA submissions in 2017 for their competing CGRP therapies, which, if approved, would enable them to commercialize their CGRP therapies before we are able to do so with eptinezumab. Furthermore, even if the class of CGRP inhibiting therapies receive regulatory approval and are determined to be more effective in treating high-frequency and chronic migraine, patients may be satisfied using cheaper generic abortive medications such as triptans, which could limit eptinezumab market penetration in the migraine prevention marketplace.

The commercial opportunity for eptinezumab or our other product candidates could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than our product candidates or any other product candidate that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payers seek to encourage the use of generic products.

We believe that eptinezumab has potential benefits over competitive products as described under “—Our Pipeline.” As a result, we believe that eptinezumab should be well placed to capture market share from competing products if approved. However, even with those benefits, eptinezumab may be unable to compete successfully against these products. See “Risk Factors — Risks Related to eptinezumab and Our Other Product Candidates.”

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

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	submission of an IND which must become effective before clinical trials may begin;
•	adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	pre-approval inspection of manufacturing facilities for their compliance with cGMP and selected clinical investigations for their compliance with Good Clinical Practices, or GCP; and
•	FDA approval of a BLA to permit commercial marketing for particular indications for use.

The testing and approval process requires substantial time, effort and financial resources. Prior to commencing the first clinical trial with a product candidate, we must submit an IND to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the conduct of the clinical trial by imposing a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Submission of an IND may not result in FDA authorization to commence a clinical trial. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development. Furthermore, an independent institutional review board for each medical center proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial commences at that center. Regulatory authorities or an institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may recommend that the sponsor halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

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

Depending on the circumstances, failure to meet these applicable regulatory requirements can result in criminal prosecution, fines or other penalties, contractual damages, reputational harm, disgorgement, exclusion from participation in government healthcare programs, individual imprisonment, integrity obligations, the curtailment of our operations, diminished profits or future earnings, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA.  Among the provisions of the ACA of importance to our business are: an annual fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; extension of a manufacturer’s Medicaid rebate liability; an expansion of eligibility criteria for Medicaid programs; and a new Medicare Part D coverage gap discount program.  However, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017 that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

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

Research and Development Expense

Since inception, we have devoted a significant amount of resources to develop our product candidates and our technologies. For the years ended December 31, 2016, 2015, and 2014, we recorded $132.8 million, $69.6 million, and $33.4 million, respectively, in research and development expenses.

Employees

As of December 31, 2016, we had 176 employees. Substantially all of our employees are in Bothell, Washington. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

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

We file electronically with the Securities and Exchange Commission our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. We make available on our website at www.alderbio.com, free of charge, through a hyperlink on our website, copies of these reports, as soon as reasonably practicable after electronically filing such reports with, or furnishing them to, the Securities and Exchange Commission. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549-2736. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the year ended December 31, 2016, our net loss was $156.3 million and as of December 31, 2016, we had an accumulated deficit of $378.6 million.

To date, we have devoted substantially all of our efforts to research and development, including clinical trials, but have not completed development or commercialized any product candidates. We anticipate that our expenses will increase substantially as we:

•	continue the research and development of eptinezumab, ALD1910 and our other product candidates;

•	seek regulatory approvals for our product candidates that successfully complete clinical trials;

•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize eptinezumab or any of our future product candidates if they receive regulatory approval; and

•

enhance operational, financial and information management systems and hire additional personnel, including personnel to support development of our product candidates and, if a product candidate is approved, our commercialization efforts.

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

We have devoted substantially all of our financial resources and efforts to developing our technology platform, identifying product candidates and conducting preclinical studies and clinical trials for our product candidates. We have not completed the development of any products and eptinezumab is our only product candidate in the clinical stage of development. We have never generated revenues from the sale of any products. Our ability to generate revenues and achieve profitability depends in large part on our ability, on our own or with any of our future collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We do not anticipate generating revenues from sales of products for several years, if at all. Our ability to generate future revenues from product sales depends on our and any of our future collaborators’ success in:

•	completing clinical development and obtaining regulatory approval for eptinezumab;

•

entering into collaboration agreements with third parties with respect to eptinezumab or our other product candidates for their development and commercialization in the United States or in international markets, and the continued financial and other support of these third parties under such collaboration agreements;

•	launching and commercializing eptinezumab, if approved, and successfully establishing sales, marketing and distribution infrastructure;

•	obtaining regulatory approvals for ALD1910 or any future product candidates that we discover and successfully develop;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•	obtaining coverage and adequate reimbursement from third-party payors; and

•	maintaining, protecting, expanding and enforcing our intellectual property, including intellectual property we license from third parties.

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

We are primarily focused on the advancement of eptinezumab through the clinical development process, as well as the advancement of the ALD1910 program and future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop eptinezumab as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our eptinezumab development program or grant rights in the United States, as well as outside the United States, to eptinezumab to one or more partners. As of December 31, 2016, we had $351.9 million in cash, cash equivalents and investments. We forecast a significant increase in expenditures to support our planned Biologics License Application, or BLA, submission in the second half of 2018, our commercial readiness activities and our anticipated commercial launch of eptinezumab. Based on projected spending, we believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated operating requirements through 2017, but planned activities, including commitments for commercial readiness activities, may deplete current cash, cash equivalents and investments in the first quarter of 2018.

In addition, our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress, recruitment and cost of our clinical trials and clinical success for eptinezumab, ALD1910 and any future product candidates;

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;

•	the costs of commercialization activities if any of our product candidates, such as eptinezumab, receive regulatory approval, including sales, marketing and distribution infrastructure;

•	the degree and rate of market acceptance of any products launched by us or any of our future collaborators;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

We do not have any material committed external source of funds or other support for our development efforts. Until we can generate sufficient revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There are no assurances that we will be able to raise sufficient amounts of funding in the future. Additional financing may not be available to us when we need it or it may not be available on favorable terms. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we raise additional capital through public or private equity offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, buying or selling assets, making capital expenditures or declaring dividends.

In addition, our clinical trials for eptinezumab may encounter manufacturing, enrollment or other issues that could cause our development costs to increase more than we expect. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of eptinezumab, ALD1910 or any future product candidates that we develop independently. We intend to prioritize our development efforts on eptinezumab, both in terms of funding and attention of management and our organization. Because successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to complete research and development and commercialize our product candidates.

Furthermore, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

If we are not able to secure adequate additional funding, we have plans to make reductions in certain spending to extend current funds. Should these reductions in spending not be sufficient, we could also be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of research and development programs or our commercialization efforts.   Any of these actions could harm our business, results of operations and future prospects.

Our ability to use our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2016, we had U.S. net operating loss carryforwards, or NOLs, of $379.9 million, for which we have recorded a full valuation allowance, which may be used to offset future taxable income or offset income taxes due. In addition, we have U.S. research and development tax credit carryforwards of $13.1 million. These NOLs and tax credit carryforwards expire in various years beginning in 2024, if not utilized. Utilization of the NOLs and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code. We performed a section 382 ownership analysis through 2015 and determined that an ownership change occurred in 2015. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

Risks Related to Eptinezumab and Our Other Product Candidates

If eptinezumab is not successfully commercialized, our business will be harmed.

Eptinezumab is our only product candidate currently in clinical trials. We have invested a significant portion of our efforts and financial resources into the development of eptinezumab to prevent migraines. Our ability to generate revenues from products, which we do not expect to occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of eptinezumab. The success of eptinezumab and our other product candidates will depend on several factors, including the following:

•

successful enrollment in, and completion of, clinical trials, including our PROMISE 1, PROMISE 2 and open-label Phase 3 clinical trials and any clinical trials for our commercial supply of eptinezumab that maybe necessary for our initial BLA submission;

•	our ability to reach agreements with the FDA and other regulatory authorities on the appropriate regulatory path for approval for eptinezumab or other product candidates;

•	receipt of approvals from the FDA and similar regulatory authorities outside the United States for eptinezumab or other product candidates;

•	establishing commercial manufacturing arrangements with third parties;

•	successfully launching sales, marketing and distribution of any product candidate that may be approved, whether alone or in collaboration with others;

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

If clinical trials of eptinezumab or any of our other product candidates fail to demonstrate safety and efficacy to the satisfaction of the FDA or similar regulatory authorities outside the United States or do not otherwise produce positive results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining regulatory approval for the sale of eptinezumab or any of our other product candidates, we or any of our future collaborators must conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more of such clinical trials could occur at any stage of evaluation. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results.

In some cases, we utilize novel mechanisms of action to treat diseases that have not previously been addressed by antibody therapies. We or any of our future collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or any of our future collaborators’ ability to receive regulatory approval or commercialize our product candidates, including the following:

•

clinical trials of our product candidates, in particular our PROMISE 1, PROMISE 2 and open-label Phase 3 clinical trials, and any clinical trials for our commercial supply of eptinezumab that may be necessary for our initial BLA submission, may produce negative or inconclusive results, and we or any of our future collaborators may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

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

The development and commercialization of biologic products is subject to extensive regulation, and we may not obtain regulatory approvals for eptinezumab or any of our other product candidates.

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to eptinezumab, ALD1910 and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Biologics, like eptinezumab, require the submission of a Biologics License Application, or BLA, to the FDA and such product candidates are not permitted to be marketed in the United States until approval from the FDA of a BLA for that product has been obtained. A BLA must be supported by extensive preclinical and clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA. We have not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for eptinezumab, ALD1910 and our future product candidates.

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

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to eptinezumab and our other current product candidates, and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products, which are expected to become available over the coming years. Many of our competitors are large pharmaceutical companies that have a greater ability to reduce prices for their competing drugs in an effort to maintain or gain market share and undermine the value proposition that drugs commercialized by us might otherwise be able to offer to payors.

Potential competitors also include academic institutions, government agencies and other public and private organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

Currently in the United States, there are relatively few medications approved for the prevention of frequent episodic and chronic migraines. Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Medications commonly used for prevention of frequent episodic and chronic migraine include beta blockers such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for frequent episodic migraine. There are also several other companies, including Amgen, Lilly and Teva, that have ongoing clinical trials for CGRP blocking therapies using monoclonal antibodies similar to eptinezumab. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. For example, we are aware that Amgen and Teva have each announced that they plan to make BLA submissions in 2017 for their competing CGRP therapies, which, if approved, would enable them to commercialize their CGRP therapies before we are able to do so with eptinezumab.

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

We may not be able to initiate or continue clinical trials for eptinezumab or any of our other product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.

For example, our ongoing PROMISE 2 trial of eptinezumab for the prevention of chronic migraine is currently expected to enroll approximately 1,050 patients. We can provide no assurance that we will be able to enroll patients in PROMISE 2 or any other ongoing or planned clinical trial at a sufficient pace to complete the clinical trials within our projected time frame. Completing ongoing and future migraine trials will require us to continue to activate new clinical trial sites and to enroll patients at forecasted rates at both new and existing clinical trial sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on experience with prior eptinezumab clinical trials. However, there can be no assurance that those forecasts will be accurate or that we will complete our ongoing and planned eptinezumab trials on schedule. During the initial months of our clinical trials, the number of clinical sites activated and the number of patients enrolled at each clinical site per month could be lower than we have forecasted and, as a result, we might need to make a number of adjustments to the clinical trial plan, including increasing the number of clinical trial sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the trials within our anticipated time frame. In addition, we may determine it necessary to increase the target number of patients to be enrolled in a clinical trial, which could extend the time necessary to complete such clinical trial. If we experience delays in enrollment, our ability to complete the trials could be materially adversely affected.

If serious adverse events, or SAEs, are identified during the development of eptinezumab or any of our product candidates, we or any of our future collaborators may need to abandon development of that product candidate.

Our most advanced product candidate, eptinezumab is still in clinical development and its risk of failure is high. It is impossible to predict when or if eptinezumab or any of our existing or future product candidates will prove effective and safe enough to receive regulatory approval.

With respect to eptinezumab, the observed SAEs to date include, among others, inguinal hernia, kidney infection, transient ischemic attack, which is a precursor to stroke, conversion disorder, which is a mental health condition in which a person has blindness, paralysis, or other nervous system symptoms that cannot be explained by medical evaluation, chest pain, shortness of breath and wound infection. The relevant clinical investigators concluded that all observed SAEs to date were found to be unrelated to eptinezumab. We have observed some injection-site reactions, or ISRs, in Phase 1 clinical trials of subcutaneous and intramuscular injections of eptinezumab.  Additional studies or requirements from the FDA for future studies may be necessary to address these ISRs.

There can be no assurance that our ongoing or planned trials for eptinezumab will not fail due to safety issues. In such an event, we might need to abandon development of eptinezumab.

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

The manufacture of our product candidates is complex and we may encounter difficulties in production. If we or any of our third-party contract manufacturing organizations, or CMOs, encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped.

The process of manufacturing our products is complex, highly-regulated and subject to multiple risks. The manufacture of biologics involves complex processes, including developing cells or cell systems to produce the biologic, growing large quantities of such cells and harvesting and purifying the biologic produced by them. As a result, the cost to manufacture biologics is generally far higher than traditional small molecule chemical compounds, and the biologics manufacturing process is less reliable and is difficult to reproduce. Manufacturing biologics, such as eptinezumab and other product candidates, is highly susceptible to product loss due to contamination, equipment failure, improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial or other contaminations are discovered in our product candidates or in the manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We utilize third-party CMOs to produce eptinezumab using our proprietary yeast production technology.

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

We currently rely on a single CMO to manufacture and provide us with clinical supplies of eptinezumab.  We have entered into agreements with two other CMOs in anticipation of larger scale commercial production, and will use eptinezumab produced by these CMOs in future clinical studies.  We expect to enter into agreements with additional CMOs in the future.  Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or a manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process for eptinezumab with a manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for eptinezumab or other product candidates with a manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.

Our yeast-based production system used for the manufacture of eptinezumab is a non-traditional antibody production platform and as we or any of our future collaborators produce product in commercial quantities, we or any such collaborators may experience unforeseen safety or other manufacturing issues which would adversely affect the commercialization of eptinezumab or any of our future product candidates.

We rely on third-party CMOs to manufacture and supply eptinezumab. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers and may also face delays in the development and commercialization of our product candidates.

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

We currently rely on Ajinomoto Althea Inc. to manufacture and provide us with clinical supplies of eptinezumab.  We have entered into agreements with other manufacturers for larger scale production in anticipation of commercialization, and will use eptinezumab produced by these CMOs in future clinical studies.  We expect to enter into agreements with additional CMOs in the future.  Our current agreements do not, and our future agreements may not, provide for an entire supply of the drug product necessary for all anticipated clinical trials or for full-scale commercialization. If we and our suppliers cannot agree to the terms and conditions for provision of the drug product necessary for our clinical and commercial supply needs, or if a manufacturer terminates their agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, our clinical trials and commercialization efforts could be delayed until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would have an adverse impact on our business and prospects.

Eptinezumab is a biologic and therefore requires complex production processes. Transferring the production process to a new manufacturer would be particularly difficult, time-consuming and expensive and may not yield comparable product. Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities necessary to manufacture eptinezumab and any other product candidates we may develop is limited, and may be expensive and take a significant amount of time to arrange for alternative suppliers. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.  We plan to have discussions with the FDA in 2017 regarding any additional clinical requirements for our expected commercial supply of eptinezumab in support of our initial BLA submission.

Even if eptinezumab or any of our other product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If eptinezumab or any of our other product candidates receive regulatory approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including the following:

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

We currently have no sales or distribution personnel or infrastructure and only limited marketing capabilities. If we are unable to develop a sales, marketing and distribution infrastructure on our own or through collaborations or other marketing arrangements, we will not be successful in commercializing eptinezumab or any of our future products.

We do not currently have sales or distribution capabilities and have no experience as an organization in the sale, marketing and distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. Assuming regulatory approval, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force that we plan to establish. To maximize the potential commercial opportunity of eptinezumab while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure while improving access for physicians and patients.

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

We also may not be successful entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and could damage our reputation. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing eptinezumab or any other product candidates.

If we are able to commercialize eptinezumab or any other product candidates, the products may become subject to unfavorable pricing regulations or third-party reimbursement practices, thereby harming our business.

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

We are using our proprietary antibody platform for the selection and manufacturing of monoclonal antibodies. We used this platform to create eptinezumab, ALD1910 and the other future product candidates that we are currently evaluating. We are at an early stage of development and our platform has not yet, and may never, lead to approved or commercially successful products. Even if we are successful in continuing to build our pipeline, the future product candidates that we evaluate may not be suitable for clinical development, including as a result of their harmful side-effects, limited efficacy or other characteristics that make it unlikely such product candidates will receive regulatory approval or achieve commercial success. If we do not successfully develop and commercialize product candidates using our proprietary antibody platform, we may not be able to obtain product or collaboration revenues in future periods, which would harm our business and prospects.

If we do not successfully enter into future collaborations for the development and commercialization of product candidates our business may be harmed.

We may choose to enter into collaboration agreements with third parties with respect to our product candidates, including eptinezumab, for their development and commercialization in the United States or in international markets. We will have limited control over the amount and timing of resources that any of our future collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend in part on any such collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products in these jurisdictions.

We or a future collaboration partner may market eptinezumab and any future products in international markets. In order to market our future products in the European Economic Area, or EEA, and many other foreign jurisdictions, we must obtain separate regulatory approvals. Specifically, in the EEA, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA.

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services, improve quality of care, and expand access to coverage. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures.  However, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Congress also could consider subsequent legislation to replace elements of the ACA that are repealed.

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

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

the federal Physician Payments Sunshine Act under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to the U.S. Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests;

•

HIPPA, as amended by the Health Information Technology for Economic and Clinical Health Act, which imposes requirements on certain types of entities and individuals regarding the conduct of certain electronic healthcare transactions and the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in federal healthcare programs, integrity obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Risks Related to Intellectual Property

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to intellectual property license agreements with third parties. For example, we have a third-party royalty free license associated with the Keck Graduate Institute for our yeast-based proprietary manufacturing technology. We may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, royalty payment, milestone payment, insurance and other obligations on us. If we fail to comply with these obligations or our other obligations in our license agreements, our licensors may have the right to terminate these agreements, in which event we may not be able to develop and market any product or use any platform technology that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business.

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

We may initiate litigation or other legal proceedings with respect to patents held by others. For example, in July 2014, we and Eli Lilly and Company each filed an opposition to a European patent issued to Teva (Labrys) requesting that such patent be revoked in its entirety.  In an oral proceeding held in Munich, Germany on November 18, 2016, the Opposition Division, or OD, of the European Patent Office, or EPO, issued a ruling revoking all claims in the patent relating to CGRP antagonist antibodies and maintaining but narrowing claims relating to the use of CGRP antagonist antibodies in human therapy to the prevention or treatment of headache such as migraine and cluster headache. The written decision consistent with the oral ruling was issued in February 2017. We plan to pursue an appeal based on our continued firm belief that the patent claims that were maintained and narrowed were nevertheless improperly granted by the EPO and upheld by the OD, and should be revoked in their entirety on appeal for the reasons set forth in the opposition. For the reasons set forth in our opposition, we continue to firmly believe the patent should be revoked in its entirety. However, we cannot predict the specific timing or outcome of events or matters described above, or the impact of the November 18, 2016 decision on our business.  We plan to take action seeking to invalidate certain granted and pending Teva (Labrys) U.S. applications.

Because of the inevitable uncertainty in intellectual property legal proceedings, the opposition proceeding and appeal referenced above, or any other future proceeding, may not ultimately be resolved in our favor regardless of our perception of the merits. If we lose such a proceeding, or are found to infringe a third party’s intellectual property rights in any jurisdiction, we may not be to engage in commercialization and related activities for a product candidate for its intended use in such jurisdiction without obtaining a license from such third party. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including in the United States treble damages if we are found to have willfully infringed a patent, and attorneys’ fees. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations.

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

Risks Related to Our Operations and Personnel

Our future success depends on our ability to retain our executive officers and other key employees and to attract, retain and motivate qualified personnel.

We are highly dependent on our executive officers and other key employees. The employment of our executive officers and other key employees is typically at-will and our executive officers and other key employees may terminate their employment with us at any time. The loss of the services of any of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives.

Recruiting and retaining other qualified scientific, clinical, manufacturing and sales and marketing personnel is critical to our success. We may not be able to attract and retain critical personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by third parties and have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development, regulatory affairs, sales and marketing and other capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

Over the next several years, if any of our product candidates receive marketing approval, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales and marketing and other functional areas, including finance, accounting and legal. For example, if eptinezumab is approved, we plan to build a specialty sales force targeting high-prescribing neurologists and headache centers in the United States. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. From time to time, we may enter into collaboration agreements with other companies that include development funding and significant upfront and milestone payments, and amounts earned from collaboration agreements may be an important source of our revenues. Accordingly, our revenues, if any, will depend on development funding and the achievement of development and clinical milestones under any of our future collaboration arrangements, as well as any potential future license agreements and sales of our products, if approved. These upfront and milestone payments may vary significantly from period to period and any such variance could cause a significant fluctuation in our operating results from one period to the next.

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

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated operating results guidance we may provide.

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

In addition, as of December 31, 2016, we had options outstanding that, if fully exercised, would result in the issuance of 4,918,052 shares of common stock. The authorized number of shares under both such benefit plans are subject to additional automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. As of January 1, 2017, there were also 4,095,211 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 1,297,677 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

Moreover, as of December 31, 2016, holders of an aggregate of up to approximately 3.7 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our corporate headquarters are located in Bothell, Washington, where we lease approximately 85,000 square feet of office and laboratory space pursuant to lease agreements which expire in July 2023. These facilities house our research, clinical, regulatory, commercial and administrative personnel. We believe that our existing facilities are adequate for our near-term needs. We believe that suitable additional or alternative space would be available if required in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

In July 2014, we and Eli Lilly and Company each filed an opposition to Labrys Biologics Inc.’s (owned by Teva Pharmaceutical Industries Ltd.) European Patent No. 1957106 B1, requesting that such patent be revoked in its entirety. The patent at issue, granted in October 2013, originally contained claims relating to CGRP antagonist antibodies and the use of such CGRP antagonist antibodies in human therapy for the prevention or treatment of CGRP-associated vasomotor symptoms such as migraine and hot flush. The opposition asserts that the patent be revoked in its entirety because the patent’s broad claims do not meet the requirements for patentability under the European Patent Convention. In an oral proceeding held in Munich, Germany on November 18, 2016, the Opposition Division, or OD, of the European Patent Office, or EPO, issued a ruling revoking all claims in the patent relating to CGRP antagonist antibodies and maintaining but narrowing claims relating to the use of CGRP antagonist antibodies in human therapy to the prevention or treatment of headache such as migraine and cluster headache. The written decision consistent with the oral ruling was issued in February 2017.

The initial decision by the EPO affirms our right to continue clinical development of eptinezumab, and has no impact on our plan to submit a BLA for eptinezumab to the FDA in the second half of 2018 and to commercialize eptinezumab in the United States. The OD’s decision is subject to appeal to the EPO’s Technical Board of Appeal by the parties to the proceeding. We plan to pursue an appeal based on our continued firm belief that the patent claims that were maintained and narrowed were nevertheless improperly granted by the EPO and upheld by the OD, and should be revoked in their entirety on appeal for the reasons set forth in the opposition. The OD decision has no binding effect on the U.S. Patent and Trademark Office’s patentability determination of claims in granted or pending Labrys patent applications in the United States or impact on our ability to take action seeking to invalidate such granted or pending U.S. applications, which we intend to do.

For the reasons set forth in our opposition, we continue to firmly believe the patent should be revoked in its entirety. However, we cannot predict the specific timing or outcome of events or matters described above, or the impact of the November 18, 2016 decision on our business. Because of the inherent uncertainty in intellectual property legal proceedings, the opposition proceeding and appeal may not ultimately be resolved in our favor regardless of our perception of the merits. If we lose such a proceeding or appeal, we may not be able to engage in commercialization and related activities for eptinezumab for the treatment of migraine in the European countries that are members of the European Patent Organisation without obtaining a license. However, such license may not be available on commercially reasonable terms or at all, and if granted may be non-exclusive, thereby giving our competitors freedom to operate in these countries. If we are found to infringe the patent in these European countries, we could be forced, including by court order, to cease commercialization and related activities for eptinezumab in such countries and possibly be found liable for monetary damages and attorneys’ fees.

In addition, from time to time, we may become involved in other legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Year ended December 31, 2015	High	Low
First quarter	$32.30	$23.81
Second quarter	$53.14	$22.23
Third quarter	$54.90	$28.67
Fourth quarter	$39.43	$26.21

Year ended December 31, 2016
First quarter	$32.96	$15.82
Second quarter	$32.44	$22.38
Third quarter	$36.48	$24.39
Fourth quarter	$34.30	$20.30

Holders

As of February 16, 2017, there were approximately 19 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.  The selected consolidated statements of operations data for the year ended December 31, 2013 and 2012 and consolidated balance sheet data as of December 31, 2014, 2013 and 2012 were derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Consolidated statement of operations data: (1)	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$113	$—	$54,705	$18,796	$20,067
Operating expenses
Cost of sales	113	—	—	—	—
Research and development	132,760	69,611	33,439	31,883	30,669
General and administrative	26,148	16,718	12,462	7,674	7,217
Total operating expenses	159,021	86,329	45,901	39,557	37,886
Gain on license of clazakizumab	1,050	—	—	—	—
Income (loss) from operations	(157,858)	(86,329)	8,804	(20,761)	(17,819)
Other income (expense)
Interest income	1,966	702	44	54	101
Foreign currency gain (loss)	(349)	73	15	(21)	—
Other income	172	84	45	158	—
Interest expense	—	—	—	—	(88)
Other expense	—	—	—	(43)	—
Total other income, net	1,789	859	104	148	13
Net income (loss) before equity in net loss of unconsolidated entity	(156,069)	(85,470)	8,908	(20,613)	(17,806)
Equity in net loss of unconsolidated entity	(185)	—	—	—	—
Net income (loss)	$(156,254)	$(85,470)	$8,908	$(20,613)	$(17,806)
Net income (loss) per share - basic	$(3.23)	$(2.11)	$0.43	$(21.14)	$(19.54)
Net income (loss) per share - diluted	$(3.23)	$(2.11)	$0.30	$(21.14)	$(19.54)
Weighted average number of common shares used in net income (loss) per share - basic	48,407,565	40,586,980	20,506,565	975,158	911,354
Weighted average number of common shares used in net income (loss) per share - diluted	48,407,565	40,586,980	29,427,287	975,158	911,354

(1) As discussed in Note 9 to the consolidated financial statements, Bristol-Myers Squibb, or BMS, terminated their collaboration agreement regarding clazakizumab with us on December 29, 2014. As a result of the termination of the agreement, the estimated development period was adjusted and we recognized revenue related to the BMS agreement in the amount of $54.5 million in 2014. The acceleration of revenue recognition resulted in us reporting net income for 2014.

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated balance sheet data: (2)	(in thousands)

Cash, cash equivalents and investments	$351,867	$381,012	$55,872	$23,227	$59,373
Working capital	367,293	309,829	55,734	2,457	39,938
Total assets	409,154	400,027	64,359	26,739	64,654
Total liabilities	26,371	12,510	5,202	58,727	76,664
Convertible preferred stock	—	—	—	111,374	111,374
Common stock and additional paid in capital	761,461	610,394	196,085	2,443	1,820
Accumulated deficit	(378,630)	(222,376)	(136,906)	(145,814)	(125,201)
Total stockholders' equity (deficit)	382,783	387,517	59,157	(143,362)	(123,384)

(2) The 2016 consolidated balance sheet data reflect $134.9 million in net proceeds received from an underwritten public offering of our common stock that was completed in April 2016. The 2015 consolidated balance sheet data reflect $406.6 million in net proceeds received from two underwritten public offerings of our common stock that were completed in January and June 2015.

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

Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic antibodies with the potential to meaningfully transform current treatment paradigms.  All of our product candidates were discovered and developed by Alder scientists using our proprietary antibody technology platform coupled with a deliberate approach to design and select candidates with properties that we believe optimize the therapeutic potential for patients and commercial competitiveness.

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our most advanced solely-owned product candidate, in order to maximize its therapeutic and commercial potential. Eptinezumab is being evaluated in a pivotal trial program for the prevention of migraine, with a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) planned for the second half of 2018. Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million adults in the U.S. are estimated to be candidates for a migraine prevention therapeutic, including three million people that live with chronic migraine, the most serious form of the disease.

Eptinezumab is a genetically engineered monoclonal antibody inhibiting calcitonin gene-related peptide (CGRP), a validated target that is understood to drive migraine initiation, maintenance and chronification. Designed to deliver a competitively differentiated approach to migraine prevention, we believe eptinezumab holds the potential to be a transformative therapeutic and meet a profound medical need, changing the migraine prevention treatment paradigm for physicians and patients living with migraine.

Our deliberate approach to engineering and developing eptinezumab is designed to provide a unique clinical profile that, after a single administration via an in-office infusion procedure, provides rapid and persistent migraine relief, and facilitates patient adherence.  We believe that this clinical profile, as supported by data from our clinical trials, will present a potentially compelling value proposition for patients, physicians, payors and our stakeholders.  In Phase 2 clinical trials for the prevention of migraine, eptinezumab has demonstrated robust efficacy, rapid reduction in migraine days and a persistent response.

The pivotal trial program for our infusion formulation of eptinezumab in support of a BLA submission consists of two Phase 3 pivotal trials and a single open-label Phase 3 clinical trial.  Our first pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 12 weeks for one year in approximately 800 patients with frequent episodic migraine, defined as five to 14 migraine days per month.  Our second pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 12 weeks for six months in approximately 1,050 patients with chronic migraine, defined as 15 or more migraine days per month, with features of migraine on at least eight days per month.  The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab administered via infusion once every 12 weeks for one year in approximately 120 patients with chronic migraine. We expect top-line data from PROMISE 1 to be available in the first half of 2017, top-line data from PROMISE 2 to be available in the first half of 2018 and top-line data from the open-label trial to be available in the first half of 2018.  Our objective is to submit a BLA to the FDA based on the results of these three trials in the second half of 2018.

We intend to investigate opportunities to maximize the differentiated therapeutic and commercial profile of eptinezumab based on preclinical and clinical data observed to date, through the initiation of one or more additional clinical studies of our infusion formulation.  Based on the data from our eptinezumab clinical trials and feedback we have received from investigators and key opinion leaders around the clinical value of rapid onset, effectiveness and persistence of relief from our infusion formulation of eptinezumab, we believe that further studies focused on these characteristics have the potential to add value and represent the best use of our resources in the near term.  We are also committed to investigating additional routes of administration, such as a potential subcutaneous and/or intramuscular formulation.  We expect to have further insight regarding our plans and timing following the availability of top-line data from PROMISE 1, which we believe will expand our understanding of eptinezumab’s profile and potential commercial dose.

Assuming eptinezumab is approved by the FDA, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force. To maximize the potential commercial opportunity of eptinezumab while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure, while improving access for physicians and patients. We also intend to seek approval for eptinezumab in the European Union and other jurisdictions outside the United States.

Our product candidate pipeline also includes ALD1910, a preclinical wholly-owned monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). ALD1910 is undergoing investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor. Our third pipeline candidate is clazakizumab, designed to block the pro-inflammatory cytokine IL-6. In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia, that will pursue innovative therapeutic indications in chronic inflammatory diseases. Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

We were incorporated in 2002 and have not generated any product revenue. Through December 31, 2016, our operations have been primarily funded by $621.8 million of net proceeds in public offerings, $111.4 million in private placements of our capital stock, and $135.0 million in upfront payments, milestones and research and development payments from our former collaborators and government grants.

As of December 31, 2016, we had an accumulated deficit of $378.6 million. We expect to experience increasing operating losses for the foreseeable future. We expect our expenses will increase substantially in connection with our ongoing activities, particularly the clinical development of eptinezumab for the prevention of migraine. We forecast a significant increase in expenditures to support our planned Biologics License Application, or BLA, submission in the second half of 2018, our commercial readiness activities and our anticipated commercial launch of eptinezumab.  Based on projected spending, we believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated operating requirements through 2017, but planned activities, including commitments for commercial readiness activities, may deplete current cash, cash equivalents and investments in the first quarter of 2018. If we are not able to secure adequate additional funding, we have plans to make reductions in certain spending to extend current funds. Should these reductions in spending not be sufficient, we could also be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. In addition, if we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of research and development programs or our commercialization efforts.

We will not generate revenues from product sales unless and until we or our future collaborators successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for eptinezumab, ALD1910 or any future product candidate, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future collaborators. We do not have sufficient cash to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of eptinezumab, ALD1910 or any future product candidates that we develop independently. In addition, our clinical trials for eptinezumab may encounter manufacturing, enrollment or other issues that could cause our development costs to increase more than we expect. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our development programs or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

Financial Operations Overview

Revenues

We recognized $0.1 million in revenue in 2016 relating to the sale of drug supply inventory to Vitaeris at cost. We did not recognize any revenue in 2015. We recognized $54.7 million in revenue in 2014, substantially all of which was derived from our collaboration with BMS, which was terminated effective December 29, 2014.

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

Pharmaceutical operations	Research and development expenses incurred related to manufacturing preclinical study and clinical trial materials, including scale-up process development and quality control activities.

Clinical development	Research and development expenses incurred related to Phase 1, Phase 2 and Phase 3 clinical trials, including regulatory affairs activities.

Our research and development expenses during 2016, 2015 and 2014 were as follows:

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands)
External costs:
Eptinezumab	$82,326	$37,764	$14,085
ALD1613	6,025	5,272	—
Clazakizumab	578	192	1,055
Unallocated internal costs:
Preclinical discovery and development	17,908	13,556	11,480
Pharmaceutical operations	18,051	9,834	5,209
Clinical development	7,872	2,993	1,610
Total research and development expenses	$132,760	$69,611	$33,439

We plan to increase our research and development expenses for the foreseeable future as we continue the development of eptinezumab and advance ALD1910 and our future product candidates into clinical development. The timing and amount of research and development expenses incurred will depend largely upon the outcomes of current and future clinical trials for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The following table summarizes our results of operations for 2016 and 2015, together with the changes in those items in dollars and as a percentage:

	Years Ended
	December 31,
	2016	2015	Dollar change	% change
	(dollars in thousands)
Revenues:
Collaboration and license agreements	$113	$—	$113	—
Operating expenses:
Cost of sales	113	—	113	—
Research and development	132,760	69,611	63,149	91%
General and administrative	26,148	16,718	9,430	56%
Total operating expenses	159,021	86,329	72,692	84%
Gain on license of clazakizumab	1,050	—	1,050	—
Loss from operations	(157,858)	(86,329)	(71,529)	(83%)
Other income (expense)
Interest income	1,966	702	1,264	180%
Foreign currency gain (loss)	(349)	73	(422)	(578%)
Other income	172	84	88	105%
Total other income, net	1,789	859	930	108%
Net loss before equity in net loss of unconsolidated entity	(156,069)	(85,470)	(70,599)	(83%)
Equity in net loss of unconsolidated entity	(185)	—	(185)	—
Net loss	$(156,254)	$(85,470)	$(70,784)	(83%)

Revenue and Cost of Sales

We recognized $0.1 million in revenue and cost of sales in 2016 relating to the sale of drug supply inventory to Vitaeris at cost. We did not recognize any revenue or cost of sales in 2015.

 Research and Development Expenses

	Years Ended
	December 31,
	2016	2015	Dollar change	% change
	(dollars in thousands)
External costs:
Eptinezumab	$82,326	$37,764	$44,562	118%
ALD1613	6,025	5,272	753	14%
Clazakizumab	578	192	386	201%
Unallocated internal costs:
Preclinical discovery and development	17,908	13,556	4,352	32%
Pharmaceutical operations	18,051	9,834	8,217	84%
Clinical development	7,872	2,993	4,879	163%
Total research and development expenses	$132,760	$69,611	$63,149	91%

Research and development expenses increased by $63.1 million, or 91%, in 2016 compared to 2015. During 2016, external costs incurred for eptinezumab increased by $44.6 million, or 118%. The increased level of spending for eptinezumab was primarily due to an additional $21.1 million in clinical trial costs and $23.5 million in manufacturing costs for drug supply in support of planned and ongoing pivotal clinical trials. External costs for ALD1613 increased $0.8 million due to an increase in preclinical studies offset by a decrease in manufacturing costs before we terminated the development of this product candidate in mid-2016. Unallocated internal costs also increased by $17.4 million due primarily to an increase in salaries expense of $8.4 million and an increase in stock-based compensation expense of $4.1 million in 2016 as a result of a 53% increase in our research and development headcount to support our ongoing and planned pivotal clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $9.4 million, or 56%, for 2016 compared to 2015. The increase was primarily due to an increase in stock-based compensation expense of $3.7 million and an increase of $3.0 million in salaries expense due to a 68% increase in headcount, as well as increases in commercial readiness activities, business insurance and other administrative costs.

Gain on License of Clazakizumab

In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris. In exchange for the rights to clazakizumab, we received an equity stake in Vitaeris and are eligible to receive royalties and certain other payments. We recognized a gain on the license agreement of $1.1 million in 2016.

Interest Income

The increase of $1.3 million in interest income for 2016 compared to 2015 was due primarily to increases in the average balances of cash, cash equivalents and investments.

Foreign Currency Gain (Loss)

Other income (expense) recognized from foreign currency gains (losses) decreased $0.4 million for 2016 compared to 2015. We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency loss of $0.3 million in 2016 and a net foreign currency gain of $0.1 million in 2015 due primarily in both years to fluctuations in the exchange rate for British pounds relative to U.S. dollars.

Other Income

Other income primarily represents incentive payments received by our Australian subsidiary from the Australian government for eligible research and development expenditures in the prior calendar year. We received $0.2 million in such incentive payments in 2016 and $0.1 million in 2015. The increase in the incentive payments received in 2016 was due to a higher level of eligible expenditures in Australia in 2015 compared to expenditures in 2014.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag. We recognized $0.2 million in equity in net loss for 2016. There was no equity in net loss of unconsolidated entity in 2015.

Comparison of the Years Ended December 31, 2015 and 2014

The following table summarizes our results of operations for 2015 and 2014, together with the changes in those items in dollars and as a percentage:

	Years Ended
	December 31,
	2015	2014	Dollar change	% change
	(dollars in thousands)
Revenues:
Collaboration and license agreements	$—	$54,705	$(54,705)	(100%)
Operating expenses:
Research and development	69,611	33,439	36,172	108%
General and administrative	16,718	12,462	4,256	34%
Income (loss) from operations	(86,329)	8,804	(95,133)	(1081%)
Interest income	702	44	658	1495%
Foreign currency gain (loss)	73	15	58	387%
Other income	84	45	39	87%
Net income (loss)	$(85,470)	$8,908	$(94,378)	(1059%)

Revenues

Revenues recognized and cash payments received under our collaboration agreements were as follows:

	Years Ended
	December 31,
	2015	2014	Dollar change	% change
	(dollars in thousands)
Revenues recognized:
Bristol-Myers Squibb:
Amortization of deferred revenue from upfront payments	$—	$35,403	$(35,403)	(100%)
Recognition of milestone payments	—	7,706	(7,706)	(100%)
Recognition of reimbursed clinical supply and development costs	—	11,431	(11,431)	(100%)
Bristol-Myers Squibb total	—	54,540	(54,540)	(100%)
Other	—	165	(165)	(100%)
Total revenues recognized	$—	$54,705	$(54,705)	(100%)
Cash payments received:
Bristol-Myers Squibb:
Reimbursed clinical supply and development costs	113	320	(207)	(65%)
Bristol-Myers Squibb total	113	320	(207)	(65%)
Other	—	265	(265)	(100%)
Total cash payments received	$113	$585	$(472)	(81%)

We did not recognize any revenue in 2015. Revenues for 2014 were $54.7 million and were derived primarily from our collaboration agreement with BMS, which was terminated effective December 29, 2014.  We will not recognize any additional future revenue under the BMS collaboration agreement.

Research and Development Expenses

	Years Ended
	December 31,
	2015	2014	Dollar change	% change
	(dollars in thousands)
External costs:
Eptinezumab	$37,764	$14,085	$23,679	168%
ALD1613	5,272	—	5,272	—
Clazakizumab	192	1,055	(863)	(82%)
Unallocated internal costs:
Preclinical discovery and development	13,556	11,480	2,076	18%
Pharmaceutical operations	9,834	5,209	4,625	89%
Clinical development	2,993	1,610	1,383	86%
Total research and development expenses	$69,611	$33,439	$36,172	108%

Research and development expenses increased by $36.2 million, or 108%, in 2015 compared to 2014. During 2015, external costs incurred for eptinezumab increased by $23.7 million, or 168%.  The increased level of spending was primarily due to an additional $19.8 million in clinical trial costs related to the ongoing chronic migraine clinical trial, the initiation of the PROMISE 1 clinical trial and $3.6 million in manufacturing costs for eptinezumab drug supply for existing and planned pivotal clinical trials. External costs for ALD1613 increased $5.3 million, which included an additional $4.3 million for costs related to preclinical activities before this product candidate was terminated in mid-2016. Unallocated internal costs also increased by $8.1 million due primarily to an increase in salaries expense of $3.4 million and an increase in stock-based compensation expense of $2.7 million in 2015 as a result of a 47% increase in our research and development headcount to support our planned pivotal trials for eptinezumab.

In August 2014, we regained the worldwide rights to clazakizumab from BMS.  BMS was responsible through June 29, 2015 for all costs of the clinical trials that were initiated by BMS prior to August 29, 2014.

General and Administrative Expenses

General and administrative expenses increased by $4.3 million, or 34%, for 2015 compared to 2014. The increase was primarily due to an increase in stock-based compensation expense of $2.1 million and an increase in salaries expense due to a 29% increase in headcount, as well as increases in commercial readiness activities, business insurance and other administrative costs.

Interest Income

The increase of $0.7 million in interest income for 2015 compared to 2014 was due primarily to increases in the average balances of cash, cash equivalents and investments.

Foreign Currency Gain (Loss)

Other income (loss) recognized from net foreign currency gain (loss) increased $0.1 million for 2015 compared to 2014. The net gain in 2015 reflects the impact of an increase in the exchange rate for British pounds relative to U.S. dollars during the year.

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

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners. As of December 31, 2016, we had available cash, cash equivalents and investments of $351.9 million, which consisted of cash, money market funds, negotiable certificates of deposit and U.S. government agency obligations. In April 2016, we completed an underwritten public offering of 6,182,795 shares of common stock resulting in net proceeds of $134.9 million, after deducting underwriting discounts, commissions and offering expenses. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are currently focusing our resources on development of eptinezumab and ALD1910. We may consider possible partnerships for our product candidates or sources of additional equity or debt financing. We forecast a significant increase in expenditures to support our planned BLA submission in the second half of 2018, our commercial readiness activities and our anticipated commercial launch of eptinezumab.  Based on projected spending, we believe that our available cash, cash equivalents and investments will be sufficient to fund our anticipated operating requirements through 2017, but planned activities, including commitments for commercial readiness activities, may deplete current cash, cash equivalents and investments in the first quarter of 2018. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. If we are not able to secure adequate additional funding, we have plans to make reductions in certain spending to extend current funds. Should these reductions in spending not be sufficient, we could also be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, or suspend or curtail planned programs. In addition, if we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of research and development programs or our commercialization efforts. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

•	continue to prioritize the advancing clinical development of eptinezumab for the prevention of migraine;
•	leverage the commercial potential of eptinezumab by commercializing it for the prevention of migraine in the United States, if approved by the FDA;

•	advance the ALD1910 program;
•

establish a sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize eptinezumab or any of our future product candidates if they receive regulatory approval;

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

We may consider partnering one or more of our product candidates for further clinical development and commercialization. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. There are no assurances that we will be able to raise sufficient amounts of funding in the future. If we do need to raise additional capital to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are not able to secure adequate additional funding, we have plans to make reductions in certain spending to extend current funds. Should these not be sufficient, we could also be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs. In addition, if we are unable to obtain adequate financing when needed, we may have to delay, reduce the scope of, suspend or eliminate one or more of research and development programs or our commercialization efforts. Any of these actions could harm our business, results of operations and future prospects.

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(159,687)	$(81,233)	$(47,657)
Net cash used in investing activities	(67,720)	(167,267)	(9,734)
Net cash provided by financing activities	137,110	408,206	80,982

Cash Used in Operating Activities

Net cash used in operating activities includes net income (loss), adjusted for non-cash charges and the changes in deferred revenue and components of working capital.  Net cash used in operating activities was $159.7 million in 2016 compared to $81.2 million in 2015. The $78.5 million increase in net cash used in operating activities in 2016 compared to 2015 was driven primarily by an increase in net loss of $70.8 million, offset by an increase in stock-based compensation of $7.8 million due to increases in headcount to support our programs under development, and the change in accounts payable and accrued liabilities increased by $2.7 million and $3.6 million, respectively.  In addition, cash used in operating activities increased by $21.6 million primarily related to prepaid manufacturing costs in support of drug development for our clinical trials.

Net cash used in operating activities was $33.6 million higher in 2015 compared to 2014 in which net cash used in operating activities was $47.7 million and we had net income of $8.9 million. The increase in net cash used in operating activities was due primarily to an increase in net loss of $94.4 million, increases in stock-based compensation, changes in accounts payable, accrued liabilities and prepaid manufacturing, offset by a decrease in deferred revenue of $54.3 million related to our former agreement with BMS.

Cash Used in Investing Activities

Net cash used in investing activities was $67.7 million, $167.3 million and $9.7 million in 2016, 2015 and 2014, respectively, due primarily to purchases of investments, offset in part by sales and maturities of investments.  Purchases of property and equipment used cash of $6.6 million, $1.2 million and $0.6 million in 2016, 2015 and 2014, respectively. We anticipate additional purchases of property and equipment for tenant improvements in support of additional leased space for the foreseeable future.

Cash Provided by Financing Activities

Net cash provided by financing activities in 2016 was $137.1 million due primarily to the April 2016 public offering in which we received proceeds of $134.9 million net of underwriting discounts, commissions and offering costs, and $2.2 million from the exercise of stock options and purchases under the employee stock purchase plan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2016.

Contractual Obligations

Our contractual obligations as of December 31, 2016 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$9,609	$1,166	$4,415	$4,028	$—
License agreements(2)	625	50	150	150	275
Purchase obligations(3)	19,660	19,660	—	—	—
Contract manufacturing obligations(4)	200,283	79,376	120,907	—	—
Total contractual obligations	$230,177	$100,252	$125,472	$4,178	$275

(1)	Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

(4)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of December 31, 2016 under agreements with third-party contract manufacturing organizations for larger scale production of eptinezumab that became effective during the twelve months ended December 31, 2016.  We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

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

Equity Method of Accounting

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

In circumstances where we are not the primary beneficiary, but we have the ability to exercise significant influence over the operating and financial policies of a company in which we have an investment, we utilize the equity method of accounting for recording investment activity. In assessing whether we exercise significant influence, we consider the nature and magnitude of our investment, the voting and protective rights we hold, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, we record in our results of operations our share of income or loss of the other company. If our share of losses exceeds the carrying value of our investment, we will suspend recognizing additional losses and will continue to do so unless we commit to providing additional funding. We monitor our investment to evaluate whether any decline in value has occurred that would be other-than-temporary, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions.  The carrying value of the investment is included in our consolidated balance sheet as investment in unconsolidated entity.

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

Other than described above, we have not experienced significant changes in our critical accounting policies after a reporting period. However, due to the nature of estimates, we cannot assure you that we will not make changes to our estimates in the future as we become aware of additional information about the status or conduct of our clinical trials and other research activities.

Stock-Based Compensation

Stock-based compensation cost is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes pricing model and recognized as an expense over the employee’s requisite service period on a straight-line basis. We recorded stock-based compensation expense of $14.0 million, $6.1 million and $1.3 million for 2016, 2015 and 2014, respectively. At December 31, 2016, we had $39.1 million and $1.9 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants and employee stock purchase plan awards, respectively, that will be recognized over a weighted average period of 2.9 years and 1.1 years, respectively. We expect to continue to grant stock options pursuant to our 2014 Equity Incentive Plan and to allow employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

In determining the fair value of stock awards granted, the following weighted average assumptions were used in the Black-Scholes option pricing model for awards granted in the periods indicated:

	Stock Options			Employee Stock Purchase Plan
	Years Ended			Year Ended
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Volatility	60.5%	59.5%	66.1%	68.0%	57.0%	59.1%
Expected term (years)	6.1	6.1	6.1	1.4	0.9	0.6
Risk-free interest rate	1.4%	1.6%	1.9%	0.8%	0.3%	0.1%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

We file U.S. federal income and Australia tax returns. For 2016, we anticipate filing a tax return for state income tax purposes. To date, we have not been audited by the Internal Revenue Service, Australian Tax Office or any state income tax authority. As of December 31, 2016, our total deferred income tax assets were $136.8 million. Due to our history of losses and evaluation of available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the ability to carry back losses to prior years, we have determined that it is more likely than not that our deferred income tax assets will not be realized, and therefore, the deferred income tax assets are fully offset by a valuation allowance at December 31, 2016. The deferred income tax assets were primarily comprised of U.S. net operating loss carryforwards, or NOLs, and tax credit carryforwards. As of December 31, 2016, we had NOLs of $379.9 million and federal tax credit carryforwards of $13.1 million to offset future taxable income or offset income taxes due. These NOLs expire from 2025 to 2036 and the tax credit carryforwards expire from 2024 to 2036, if not utilized.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2016, we had cash, cash equivalents and investments of $351.9 million consisting of cash, money market accounts, negotiable certificates of deposit in highly rated financial institutions in the United States and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.0 million in the fair value of our investments as of December 31, 2016. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.2 million over the next twelve months based on our investment balance at December 31, 2016.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom, Switzerland and Austria. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros.  We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies, as well as fluctuations in British pounds and Swiss francs. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the consolidated statements of operations. As of December 31, 2016, we held the U.S. dollar equivalent of $2.8 million in British pounds, $0.1 million in Swiss francs, $0.6 million in Australian dollars, and $0.3 million in Euros. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pounds, Swiss francs, Australian dollars, and Euros from the December 31, 2016 rate would have increased/decreased our total unrealized foreign currency loss on our holdings by approximately $0.4 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. For the year ended December 31, 2016, we recorded a net foreign currency loss of $0.3 million in our consolidated statements of operations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALDER BIOPHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alder BioPharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Alder BioPharmaceuticals, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2016 and 2015). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company will require additional financing to fund future operations and may be required to reduce planned expenditures. Management’s plans in regard to this matter are described in Note 1.

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 23, 2017

Alder BioPharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$116,216	$206,492
Short-term investments	235,651	98,680
Prepaid expenses and other assets	40,380	17,029
Inventory	936	—
Total current assets	393,183	322,201
Long-term investments	—	75,840
Property and equipment, net	7,076	1,974
Investment in unconsolidated entity	865	—
Other assets	8,030	12
Total assets	$409,154	$400,027
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$10,361	$4,727
Accrued liabilities	15,437	7,583
Deferred rent	92	62
Total current liabilities	25,890	12,372
Long-term deferred rent	481	138
Total liabilities	26,371	12,510
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 50,368,206 and 43,706,789 shares issued and outstanding, respectively	5	4
Additional paid-in capital	761,456	610,390
Accumulated deficit	(378,630)	(222,376)
Accumulated other comprehensive loss	(48)	(501)
Total stockholders’ equity	382,783	387,517
Total liabilities and stockholders’ equity	$409,154	$400,027

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$113	$—	$54,705
Operating expenses
Cost of sales	113	—	—
Research and development	132,760	69,611	33,439
General and administrative	26,148	16,718	12,462
Total operating expenses	159,021	86,329	45,901
Gain on license of clazakizumab	1,050	—	—
Income (loss) from operations	(157,858)	(86,329)	8,804
Other income (expense)
Interest income	1,966	702	44
Foreign currency gain (loss)	(349)	73	15
Other income	172	84	45
Total other income, net	1,789	859	104
Net income (loss) before equity in net loss of unconsolidated entity	(156,069)	(85,470)	8,908
Equity in net loss of unconsolidated entity	(185)	—	—
Net income (loss)	$(156,254)	$(85,470)	$8,908
Net income (loss) per share - basic	$(3.23)	$(2.11)	$0.43
Net income (loss) per share - diluted	$(3.23)	$(2.11)	$0.30
Weighted average number of common shares used in net income (loss) per share - basic	48,407,565	40,586,980	20,506,565
Weighted average number of common shares used in net income (loss) per share - diluted	48,407,565	40,586,980	29,427,287

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$(156,254)	$(85,470)	$8,908
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	432	(470)	(8)
Foreign currency translation income (loss), net of tax	21	(9)	(23)
Total other comprehensive income (loss)	453	(479)	(31)
Comprehensive income (loss)	$(155,801)	$(85,949)	$8,877

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

													Accumulated
	Convertible Preferred Stock										Additional		Other	Total
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
	(in thousands, except for share data)
Balances at December 31, 2013	3,770,267	$11,276	4,556,638	$16,242	6,767,673	$40,120	5,819,559	$43,736	988,685	$—	$2,443	$(145,814)	$9	$(143,362)
Net income	—	—	—	—	—	—	—	—	—	—	—	8,908	—	8,908
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(31)	(31)
Conversion of convertible preferred	(3,770,267)	(11,276)	(4,556,638)	(16,242)	(6,767,673)	(40,120)	(5,819,559)	(43,736)	20,914,137	2	111,372	—	—	111,374
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—	8,875,396	1	80,258	—	—	80,259
Exercise of stock options	—	—	—	—	—	—	—	—	186,207	—	486	—	—	486
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—	—	32,101	—	273	—	—	273
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	1,250	—	—	1,250
Balances at December 31, 2014	—	—	—	—	—	—	—	—	30,996,526	3	196,082	(136,906)	(22)	59,157
Net loss	—	—	—	—	—	—	—	—	—	—	—	(85,470)	—	(85,470)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(479)	(479)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—	12,068,539	1	406,633	—	—	406,634
Exercise of stock options	—	—	—	—	—	—	—	—	548,491	—	701	—	—	701
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	93,233	—	835	—	—	835
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	6,139	—	—	6,139
Balances at December 31, 2015	—	—	—	—	—	—	—	—	43,706,789	4	610,390	(222,376)	(501)	387,517
Net loss	—	—	—	—	—	—	—	—	—	—	—	(156,254)	—	(156,254)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	453	453
Issuance of common stock, net of offering costs	—	—	—	—	—	—	—	—	6,182,795	1	134,870	—	—	134,871
Exercise of stock options	—	—	—	—	—	—	—	—	376,919	—	921	—	—	921
Shares issued under employee stock purchase plan	—	—	—	—	—	—	—	—	101,703	—	1,318	—	—	1,318
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	13,957	—	—	13,957
Balances at December 31, 2016	—	$—	—	$—	—	$—	—	$—	50,368,206	$5	$761,456	$(378,630)	$(48)	$382,783

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net income (loss)	$(156,254)	$(85,470)	$8,908
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash gain on license of clazakizumab in exchange for investment in unconsolidated entity	(1,050)	—	—
Equity in net loss of unconsolidated entity	185	—	—
Depreciation and amortization	1,674	751	701
Loss on retirement of property and equipment	—	—	2
Stock-based compensation	13,957	6,139	1,250
Other non-cash charges, net	407	17	—
Changes in operating assets and liabilities
Accounts receivable	—	113	203
Prepaid expenses and other assets	(31,374)	(9,744)	(5,196)
Inventory	(936)	—	—
Accounts payable	5,488	2,816	(312)
Accrued liabilities	7,843	4,273	835
Deferred rent	373	(128)	276
Deferred revenue	—	—	(54,324)
Net cash used in operating activities	(159,687)	(81,233)	(47,657)
Investing activities
Purchases of investments	(165,871)	(185,629)	(11,045)
Proceeds from maturities of investments	104,765	19,335	1,960
Proceeds from sales of investments	—	250	—
Purchases of property and equipment	(6,619)	(1,223)	(649)
Proceeds from sale of property and equipment	5	—	—
Net cash used in investing activities	(67,720)	(167,267)	(9,734)
Financing activities
Proceeds from issuance of common stock, net of offering costs	134,871	406,634	80,259
Deferred offering costs	—	36	(36)
Proceeds from exercise of stock options and employee stock purchase plan	2,239	1,536	759
Net cash provided by financing activities	137,110	408,206	80,982
Effect of exchange rate changes on cash	21	(9)	(23)
Net increase (decrease) in cash and cash equivalents	(90,276)	159,697	23,568
Cash and cash equivalents
Beginning of period	206,492	46,795	23,227
End of period	$116,216	$206,492	$46,795

Supplemental disclosures:
Purchases of property and equipment included in accounts payable and accrued liabilities	$503	$347	$—
Conversion of convertible preferred stock into common stock	$—	$—	$111,374

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

Liquidity

The Company has an accumulated deficit as of December 31, 2016. To date, the Company has funded its operations primarily through sales of its capital stock and payments from its former collaboration partners, and will require substantial additional capital for research and product development.

The Company forecasts a significant increase in expenditures to support the planned Biologics License Application submission, commercial readiness activities and anticipated commercial launch of eptinezumab. Based on projected spending, the Company has sufficient cash, cash equivalents and investments to meet its anticipated operating requirements through 2017, but planned activities, including commitments for commercial readiness activities, may deplete current cash, cash equivalents and investments in the first quarter of 2018. The Company plans to continue to fund its operations and capital funding needs through equity, debt financing, and/or new collaborations. There are no assurances that the Company will be able to raise sufficient amounts of funding in the future.  If the Company needs to raise additional capital to fund its operations, funding may not be available on acceptable terms, or at all. If the Company is not able to secure adequate additional funding, it has plans to make reductions in certain spending to extend current funds. Should these not be sufficient, the Company could also be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible, and/or suspend or curtail planned programs.  In addition, if the Company is unable to obtain adequate financing when needed, it may have to delay, reduce the scope of, suspend or eliminate one or more of research and development programs or its commercialization efforts. Any of these actions could harm the Company’s business, results of operations and future prospects.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements reflect the accounts of Alder BioPharmaceuticals, Inc. and its wholly owned subsidiaries, Alder BioPharmaceuticals Pty. Ltd., AlderBio Holdings LLC, and Alder BioPharmaceuticals Limited. All inter-company balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”).

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

In circumstances where the Company is not the primary beneficiary, but the Company has the ability to exercise significant influence over the operating and financial policies of a company in which it has an investment, the Company utilizes the equity method of accounting for recording investment activity. In assessing whether the Company exercises significant influence, it considers the nature and magnitude of the investment, the voting and protective rights held, any participation in the governance of the other company, and other relevant factors such as the presence of a collaboration or other business relationship. Under the equity method of accounting, the Company records in its results of operations its share of income or loss of the other company. If the Company’s share of losses exceeds the carrying value of its investment, it will suspend recognizing additional losses and will continue to do so unless the Company commits to providing additional funding. The Company monitors its investment to evaluate whether any decline in value has occurred that would be other-than-temporary, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions. The carrying value of the investment is included in the Company’s consolidated balance sheet as investment in unconsolidated entity.

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

Foreign Currency Translation

The functional currency of the Company’s subsidiaries is the U.S. dollar and all assets and liabilities of the subsidiaries are translated using year-end exchange rates and revenues and expenses are translated at average exchange rates for the year. Translation adjustments are reflected in foreign currency gain (loss) in the consolidated statements of operations.

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

The Company had one collaborator which accounted for 100% of total revenues for the year ended December 31, 2016. The Company had no revenue for the year ended December 31, 2015. For the year ended December 31, 2014, one of the Company’s collaborators accounted for nearly 100% of total revenues.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions, and other events and circumstances from non-owner sources, and currently consists of net income (loss), changes in unrealized gains and losses on available-for-sale securities and gains and losses on foreign currency translation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This ASU stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This ASU clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. This ASU clarifies two aspects of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. This ASU addresses certain issues in ASU 2014-09, Revenue from Contracts with Customers (Topic 606) regarding assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. This ASU amends narrow aspects of ASU 2014-09, Revenue from Contracts with Customers.

The new revenue standards are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after the original effective date of December 15, 2016. The standards permit the use of either the full retrospective or modified retrospective method.  The Company does not believe adopting this guidance will have a material impact on its financial statements as the Company is not currently generating material revenues.

In July 2015, the FASB issued ASU 2015-11, Inventory-Simplifying the Measurement of Inventory. This ASU states that the subsequent measurement of inventory should be at the lower of cost and net realizable value. This ASU will become effective for annual periods beginning after December 15, 2016. The Company does not believe adopting this guidance will have a material impact on its consolidated financial statements as the Company does not currently hold material inventory.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. This ASU will become effective for annual periods beginning after December 15, 2018. The Company expects adopting this guidance will result in an increase in the assets and liabilities on its consolidated balance sheets and will have some impact on its consolidated statements of operations and statement of cash flows.

In March 2016, the FASB issued ASU 2016-07, Simplifying the Transition to the Equity Method of Accounting. This ASU eliminates the requirement of a retroactive adjustment when an investment qualifies for use of the equity method. This ASU will become effective for annual periods and interim periods within those fiscal years beginning after December 15, 2016. The Company does not believe adopting this guidance will have a material impact on its consolidated financial statements as the Company’s investment is currently being accounted for under the equity method.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU addresses areas for simplification in several aspects of the accounting for share-based payment including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU will become effective for annual periods beginning after December 15, 2016. The Company does not believe adopting this guidance will have a material impact on its consolidated financial statements as the Company is currently in a net operating loss position and does not have income tax expense.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses. This ASU replaces the incurred loss impairment methodology with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU will become effective for annual periods beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU will become effective for annual periods beginning after December 15, 2017. The Company does not believe adopting this guidance will have a material impact as it relates to the treatment of equity distributions which are currently not material to the Company.

In October 2016, the FASB issued ASU 2016-16, Income Taxes. This ASU would require the reporting entity to recognize the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. This ASU will become effective for annual periods beginning after December 15, 2017. The Company does not believe adopting this guidance will have a material impact as the Company currently is in a net operating loss position.

In October 2016, the FASB issued ASU 2016-17, Consolidation – Interests Held Through Related Parties That Are Under Common Control. This ASU amends ASU 2015-02- Consolidation: Amendments to the Consolidation Analysis, which will not require the reporting entity that is the primary beneficiary to consider indirect interests held through related parties that are under common control with the reporting entity to be equivalent of direct interests in their entirety. This ASU will become effective for annual periods beginning after December 15, 2016. The Company does not believe adopting this guidance will have a material impact as the Company currently does not have indirect interests held through related parties that are under common control.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash. This ASU would require restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU will become effective for annual periods beginning after December 15, 2017. The Company does not believe adopting this guidance will have a material impact as the Company currently does not have restricted cash.

In December 2016, the FASB issued ASU 2016-19, Technical Corrections and Improvements. This ASU amendment represent changes to clarify, correct errors, or make minor improvements to the Accounting Standards Codification by eliminating inconsistencies and providing clarifications. This ASU is effective upon issuance of this update with the exception of six amendments that require transition guidance which allow for early adoption. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the Definition of a Business. This ASU clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323). This ASU adds an SEC paragraphs and amends other Topics pursuant to an SEC Staff Announcement made at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) meeting. This ASU is effective immediately. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

	Years Ended
	December 31,
	2016	2015	2014

Net income (loss) (in thousands)	$(156,254)	$(85,470)	$8,908
Denominator
Weighted average common shares outstanding - basic	48,407,565	40,586,980	20,506,565
Dilutive effect of common shares from preferred stock	—	—	7,276,974
Dilutive effect of common shares from employee stock purchase plan	—	—	7,854
Dilutive effect of common shares from stock options	—	—	1,635,894
Weighted average common shares outstanding - diluted	48,407,565	40,586,980	29,427,287
Net income (loss) per share - basic	$(3.23)	$(2.11)	$0.43
Net income (loss) per share - diluted	$(3.23)	$(2.11)	$0.30

The following weighted average numbers of shares of outstanding stock options and awards under the employee stock purchase plan were excluded from the calculation of diluted net loss per share for 2016, 2015 and 2014 because including them would have had an anti-dilutive effect. The convertible preferred stock numbers shown in the table are on a common stock equivalent basis.

	Years Ended
	December 31,
	2016	2015	2014
Stock options	4,350,900	2,890,409	209,460
Employee stock purchase plan	102,485	114,937	—
	4,453,385	3,005,346	209,460

4.    Fair Value Disclosures

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2016
Cash equivalents
Money market funds	$111,149	$—	$—	$111,149
Short-term investments
Negotiable certificates of deposit	—	10,997	—	10,997
U.S. government agency obligations	—	224,654	—	224,654
	$111,149	$235,651	$—	$346,800

As of December 31, 2015
Cash equivalents
Money market funds	$203,330	$—	$—	$203,330
Short-term investments
Negotiable certificates of deposit	—	17,236	—	17,236
U.S. government agency obligations	—	81,444	—	81,444
Long-term investments
Negotiable certificates of deposit	—	999	—	999
U.S. government agency obligations	—	74,841	—	74,841
	$203,330	$174,520	$—	$377,850

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

5.    Investments

Short-term and long-term investments consisted of the following securities available-for-sale for the date indicated:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of December 31, 2016
Negotiable certificates of deposit maturing in one year or less	$11,000	$1	$(4)	$10,997
U.S. government agency obligations maturing in one year or less	224,697	27	(70)	224,654
Total available-for-sale securities	$235,697	$28	$(74)	$235,651

Type of security as of December 31, 2015
Negotiable certificates of deposit maturing in one year or less	$17,250	$—	$(14)	$17,236
Negotiable certificates of deposit maturing after one year through two years	1,000	—	(1)	999
U.S. government agency obligations maturing in one year or less	81,582	—	(138)	81,444
U.S. government agency obligations maturing after one year through two years	75,166	—	(325)	74,841
Total available-for-sale securities	$174,998	$—	$(478)	$174,520

All short-term investments had a contractual maturity of one year or less.

The decreases in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and the intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. The Company’s realized gains and realized losses on sales of available-for-sale securities were not material for the years ended December 31, 2016, 2015 and 2014. No securities have been in a continuous unrealized loss position for more than 12 months as of December 31, 2016.

6.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following for the dates indicated:

	December 31,
	2016	2015
	(in thousands)
Current assets:
Advance payments for research and development	$39,274	$16,287
Prepaid insurance, other prepaid general and administrative expenses and other assets	1,106	742
	$40,380	$17,029

Long-term assets:
Advance payments for research and development	$8,000	$—
Other long-term assets	30	12
	$8,030	$12

Long-term assets include an $8.0 million reservation fee paid to a third party to secure additional production capacity, which may become non-refundable if the Company does not fulfill an obligation to negotiate a contract manufacturing agreement in good faith. The outcome of the negotiation could affect the realizability of this asset. In addition, upon execution of a contract manufacturing agreement with such third party, the Company may be obligated to pay additional manufacturing reservation fees and make purchase commitments.

7.    Property and Equipment

Property and equipment consisted of the following for the dates indicated:

	December 31,
	2016	2015
	(in thousands)

Computer equipment and software	$1,098	$891
Laboratory equipment	6,858	5,392
Furniture and fixtures	1,167	231
Leasehold improvements	5,269	1,850
	14,392	8,364
Less: Accumulated depreciation and amortization	(7,316)	(6,390)
	$7,076	$1,974

Depreciation and amortization expense totaled $1.7 million, $0.8 million, and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

8.    Investment in Unconsolidated Entity

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia, that is pursuing innovative therapeutic indications in chronic inflammatory diseases. In exchange for the rights to clazakizumab, the Company received an equity stake in Vitaeris and is eligible to receive royalties and certain other payments. In addition, Randall C. Schatzman, Ph.D., the Company’s president and chief executive officer, joined Vitaeris’ board of directors. Since clazakizumab was developed internally by the Company, all previous expenditures to develop the compound were recognized as expense in the period incurred and there was no carrying value on the Company’s consolidated balance sheet. As of December 31, 2016, the Company recognized a gain on the license agreement of $1.1 million, which was determined as the fair value of the Company’s equity stake in Vitaeris. The Company recognized $0.1 million in revenue and cost of sales for the year ended December 31, 2016 related to the sale of drug supply inventory to Vitaeris at cost.

As of December 31, 2016, the Company held $0.9 million in inventory of finished goods related to clazakizumab on its consolidated balance sheet. Clazakizumab has not received regulatory approval for commercial sale and the related inventory is currently held only for resale associated with the Vitaeris agreement. The Company values inventory at the lower of cost or market value which is determined using the specific identification basis. Inventory is reduced to net realizable value for excess, obsolete or unsalable inventory.

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. The Company recorded $0.2 million in net loss with respect to Vitaeris for the year ended December 31, 2016. This net loss reduced the Company’s carrying value of the Company’s investment in Vitaeris to $0.9 million which is classified as a non-current asset as of December 31, 2016. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

9.    Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	December 31,
	2016	2015
	(in thousands)

Compensation and benefits	$4,833	$3,156
Contracted research and development	9,837	3,675
Professional services and other	767	752
	$15,437	$7,583

10.    Collaboration and License Agreements

Revenues recognized and cash payments received under collaboration and license agreements with pharmaceutical and biotechnology companies were as follows:

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands)
Revenues recognized:
Bristol-Myers Squibb:
Amortization of deferred revenue from upfront payments	$—	$—	$35,403
Recognition of milestone payments	—	—	7,706
Recognition of reimbursed clinical supply and development costs	—	—	11,431
Bristol-Myers Squibb total	—	—	54,540
Other	113	—	165
Total revenues recognized	$113	$—	$54,705
Cash payments received:
Bristol-Myers Squibb:
Reimbursed clinical supply and development costs	$—	$113	$320
Bristol-Myers Squibb total	—	113	320
Other	113	—	265
Total cash payments received	$113	$113	$585

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

Other Collaborations

In 2016 and 2014, the Company recognized revenue under agreements with biotechnology companies in accordance with the Company’s revenue recognition policy.

11.    Common and Convertible Preferred Stock

There were 50,368,206 and 43,706,789 shares of common stock issued and outstanding as of December 31, 2016 and 2015, respectively. In connection with the IPO, the Company amended and restated its Amended and Restated Certificate of Incorporation to change the authorized capital stock to 200,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share.

The Company has reserved for future issuance the following number of shares of common stock:

December 31,
2016

Stock options outstanding	4,918,052
Reserved for stock incentive plan	2,080,483
Reserved for employee stock purchase plan	793,995
7,792,530

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

In January 2015, the Company completed an underwritten public offering of 6,900,000 shares of common stock, including 900,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at a price to the public of $29.50 per share, for a total net proceeds of $190.7 million, after deducting underwriting discounts and commissions of $12.2 million and offering expenses of $0.6 million.

In June 2015, the Company completed an underwritten public offering of 5,168,539 shares of common stock, including 674,157 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at a price to the public of $44.50 per share, for a total net proceeds of $215.9 million, after deducting underwriting discounts and commissions of $13.8 million and offering expenses of $0.3 million.

In April 2016, the Company completed an underwritten public offering of 6,182,795 shares of common stock, including 806,451 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, at a price to the public of $23.25 per share, for a total net proceeds of $134.9 million, after deducting underwriting discounts and commissions of $8.6 million and offering expenses of $0.3 million.

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

12.    Stock-based Compensation

2014 Equity Incentive Plan

In April 2014, the Company’s stockholders approved the 2014 Equity Incentive Plan (the “2014 Plan”), which became effective in May 2014 at which time the 2005 Stock Plan (the “2005 Plan”) was terminated.  Until its termination, the 2005 Plan authorized the issuance of up to 2,661,818 shares of the Company’s common stock pursuant to the exercise of stock options and other forms of equity compensation.  The 2014 Plan authorizes the grant of stock options, other forms of equity compensation, and performance cash awards.  The number of shares of common stock reserved for issuance under the 2014 Plan automatically increases on January 1 of each year, beginning on January 1, 2015 and ending on and including January 1, 2024, by 4% of the total number of shares of the Company’s capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. All options granted under both the 2005 Plan and the 2014 Plan have a maximum 10-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. A majority of the unvested stock options will vest upon the sale of all or substantially all of the stock or assets of the Company. The board of directors determines the option exercise price and may designate stock options granted as either incentive or nonstatutory stock options. The Company generally grants stock options with exercise prices that equal or exceed the fair value of the common stock on the date of grant.

At December 31, 2016, options to purchase up to 4,918,052 shares of common stock were outstanding and 2,080,483 shares were reserved for future grants under the 2014 Plan.  On January 1, 2017, an additional 2,014,728 shares of common stock became available for future grants under the 2014 Plan.

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

	Number of shares purchased
Purchase price	2016	2015	2014
$8.50	63,291	89,440	32,101
$13.87	2,865	2,540	—
$20.02	30,389	—	—
$25.56	5,158	—	—
$36.14	—	1,253	—
	101,703	93,233	32,101

As of December 31, 2016, 793,995 shares of common stock were reserved for future grants under the ESPP.  On January 1, 2017, an additional 503,682 shares of common stock became available for future grants under the ESPP.

As of December 31, 2016, the total unrecognized compensation cost related to the ESPP was $1.9 million and will be recognized on a straight-line basis over the weighted average remaining service period of 1.1 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock awards using various assumptions that require management to apply judgment and make estimates, including:

Volatility

The expected volatility has been determined using a weighted average of the historical volatilities of a representative group of publicly traded biopharmaceutical companies for a period equal to the expected term of the option grant.

Expected Term

For purposes of determining the expected term of the options in the absence of sufficient historical data relating to stock-option exercises, the Company uses the “simplified method” as prescribed by the Securities and Exchange Commission to estimate the expected term of stock option grants. Under this approach, the weighted average expected life is presumed to be the average of the contractual term (10 years) and the vesting term (generally four years) of the Company’s stock options, taking into consideration multiple vesting tranches and expectations of the future employee behavior.

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

In determining the fair value of stock awards granted, the following weighted average assumptions were used in the Black-Scholes option pricing model for awards granted in the periods indicated:

	Stock Options			Employee Stock Purchase Plan
	Years Ended			Year Ended
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Volatility	60.5%	59.5%	66.1%	68.0%	57.0%	59.1%
Expected term (years)	6.1	6.1	6.1	1.4	0.9	0.6
Risk-free interest rate	1.4%	1.6%	1.9%	0.8%	0.3%	0.1%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Stock-Based Compensation

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

The Company records stock-based compensation for awards to non-employees using a fair value measured determined using the Black-Scholes option pricing model which reflects the same assumptions as applied to employee options in each of the reported periods, except for the expected term, for which it uses the remaining contractual life of the option. Stock-based compensation expense for non-employee awards is subject to remeasurement as the underlying equity instruments vest and is recognized as an expense over the period during which services are received. In 2016, 2015 and 2014, the Company recognized $0.1 million, $0.3 million, and $0.2 million of expense, respectively, relating to stock options granted to non-employees.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands)
Research and development	$7,578	$3,449	$701
General and administrative	6,379	2,690	549
	$13,957	$6,139	$1,250

As of December 31, 2016, the total unrecognized compensation cost relating to stock options was $39.1 million and will be recognized on a straight-line basis over the weighted average remaining service period of 2.9 years.

Stock option activity

A summary of the Company’s stock option activity and related information follows:

		Weighted average	Weighted average	Aggregate
		exercise	remaining contractual	intrinsic value
	Shares	price per share	life (years)	(in thousands)
Options, Outstanding at beginning of period	2,961,107	$14.29	6.7	$57,281
Granted	2,362,075	25.95
Exercised	(376,919)	2.44
Forfeited and expired	(28,211)	28.44
Options, Outstanding at end of period	4,918,052	$20.72	7.8	$23,098
Exercisable at December 31, 2016	1,800,362	$11.43	5.6	$21,310
Vested and expected to vest at December 31, 2016	4,843,599	$20.62	7.8	$23,087

The following table summarizes the Company’s stock option values:

	Years Ended
	December 31,
	2016	2015	2014
	(in thousands, except per share data)
Weighted average fair value of option shares granted during the period	$14.63	$17.43	$7.25
Total intrinsic value of stock options exercised	10,179	20,389	2,590
Total fair value of stock options vested	9,207	2,133	683

13.    Income Taxes

Income (loss) before income taxes consisted of the following:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)

Domestic	$(156,409)	$(85,595)	$8,826
Foreign	155	125	82
Income (loss) before income taxes	$(156,254)	$(85,470)	$8,908

The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rate of 34% as follows:

	Years Ended December 31,
	2016	2015	2014

Federal statutory income tax rate	34.0%	34.0%	34.0%
Stock-based compensation	(1.0%)	(1.0%)	0.9%
Research and development credits	2.4%	2.4%	(13.6%)
Other	(0.1%)	(0.1%)	0.9%
Change in valuation allowance	(35.3%)	(35.3%)	(22.2%)
Effective tax rate	0.0%	0.0%	0.0%

The Company’s net deferred income tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in thousands)

Deferred income tax assets:
Net operating loss carryforwards	$119,810	$71,805
Research and development credits	11,540	7,910
Other	5,443	1,961
Total deferred income tax assets	136,793	81,676
Less: Valuation allowance	(136,793)	(81,676)
Net deferred income tax assets	$—	$—

At December 31, 2016, the Company had U.S. net operating loss carryforwards of $379.9 million, which may be used to offset future taxable income. Of this amount, $27.5 million are related to excess tax benefits associated with stock option exercises which are recorded directly to stockholder’s equity only when realized. The net operating loss carryforwards expire from 2025 to 2036 if not utilized. In addition, the Company has U.S. research and development tax credit carryforwards of $13.1 million, which will expire from 2024 to 2036. The Company establishes reserves or reduces deferred tax assets to address potential uncertain tax positions that it believes could be challenged by taxing authorities even though the Company believes the positions it has taken are appropriate.  The Company reviews the uncertain tax positions as circumstances warrant and adjusts them as events occur that affect the potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require the Company to increase or decrease its uncertain tax positions and effective income tax rate.

In certain circumstances, where there is a change in control, utilization of net operating losses and tax credit carryforwards are subject to certain limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company performed a Section 382 analysis and determined that an ownership change occurred and is applicable to NOLs and tax credits created prior to 2016. However, based on the analysis, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. NOLs and tax credits created after 2015 are not subject to an ownership change.  The Company continues to monitor ownership change for purposes of Section 382. If it is determined that Section 382 ownership changes have occurred subsequent to 2015, the net operating losses and tax credit carryforwards may be subject to an additional limitation such that a portion may not be utilizable.

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

The table below summarizes changes in the deferred tax valuation allowance:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(in thousands)
Deferred income tax valuation allowance:
For year ended December 31, 2014	53,428	(1,978)	—	51,450
For year ended December 31, 2015	51,450	30,226	—	81,676
For year ended December 31, 2016	81,676	55,117	—	136,793

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

The total balance of unrecognized gross tax benefits was as follows:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)

Unrecognized tax benefits at beginning of year	$952	$592	$383
Additions based on tax positions taken in prior years	35	—	43
Additions based on tax positions taken in the current year	606	360	166
Unrecognized tax benefits at end of year	$1,593	$952	$592

In addition to any uncertain tax positions, it is the Company’s policy to recognize potential accrued interest and/or penalties related to such positions within income tax expense. For 2016, 2015 and 2014, the Company has not recognized any liability related to uncertain tax positions and does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.

The Company is subject to U.S. federal income tax audit for tax years after 2012.  However, carryforward attributes that were generated prior to 2013 may still be adjusted by the taxing authority upon examination if the attributes have been or will be used in a future period.  The Company is also subject to examination of foreign returns tax years 2014 to present as the statute of limitations is still open.

14.    Defined Contribution Plan

The Company sponsors a defined contribution plan (the “401(k) Plan”) for its full time employees, with eligibility commencing on the month following an employee’s date of hire. Employee contributions to the 401(k) Plan are based on a percentage of the employee’s gross compensation, limited by Internal Revenue Service guidelines for such plans. The 401(k) Plan provides for matching and discretionary contributions by the Company, which were $0.8 million, $0.4 million, and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

15.    Commitments and Contingencies

The Company had contract manufacturing and purchase obligations totaling $219.9 million at December 31, 2016 related to manufacturing its product candidates for use in clinical trials, including long-term stability studies.

The Company leases office space in four adjacent buildings in Bothell, Washington, for its research and development and administrative activities. In November and December 2016, the Company and the landlords for three of the four buildings which constitute approximately 90% of the total square footage, entered into amendments to the leases under which, among other things, the lease terms were extended to July 31, 2023. The Company also leased approximately 13,000 additional square feet in one of the buildings commencing August 1, 2017, or earlier as the space becomes available and the Company has an option to lease additional space. Rent expense totaled $1.6 million, $0.8 million, and $0.8 million for years ended December 31, 2016, 2015 and 2014, respectively.

Future aggregate minimum payments under noncancelable operating leases as of the date indicated are as follows:

December 31,
2016
(in thousands)
Years Ending December 31,
2017	$1,166
2018	1,504
2019	1,434
2020	1,477
2021	1,521
Thereafter	2,507
Total minimum lease payments	$9,609

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

16.    Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2016 and 2015. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2016
Total revenues	$—	$113	$—	$—
Net loss	(33,363)	(38,866)	(35,134)	(48,891)
Net loss per share - basic and diluted	$(0.76)	$(0.79)	$(0.70)	$(0.97)

2015
Total revenues	$—	$—	$—	$—
Net loss	(14,653)	(17,655)	(26,997)	(26,165)
Net loss per share - basic and diluted	$(0.40)	$(0.46)	$(0.62)	$(0.60)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b) Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

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

(1) The information required by this Item concerning our executive officers and our directors and nominees for director will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be either included an amendment to this Annual Report on Form 10-K or found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Director Compensation”, “Executive Compensation,” “Executive Compensation—Compensation Discussion and Analysis” and “Equity Compensation Plan Information” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Equity Compensation Plan Information” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(1) The information required by this Item concerning related party transactions will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Transactions with Related Persons” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance— Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 3—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in the 2017 Proxy Statement. Such information is incorporated herein by reference.

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

(b) Exhibits

The exhibits listed on the Exhibit Index (following the Signatures section of this report) are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

Item 16.	Summary

None.

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

Signature	Title	Date
/s/ Randall C. Schatzman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2017
Randall C. Schatzman, Ph.D.
/s/ Larry K. Benedict	Executive Vice President and Principal Accounting Officer (Principal Financial and Accounting Officer)	February 23, 2017
Larry K. Benedict
/s/ Stephen M. Dow	Chairman of the Board of Directors	February 23, 2017
Stephen M. Dow
/s/ Paul Carter	Director	February 23, 2017
Paul Carter
/s/ Paul Cleveland	Director	February 23, 2017
Paul Cleveland
/s/ A. Bruce Montgomery	Director	February 23, 2017
A. Bruce Montgomery, M.D.
/s/ Deepa R. Pakianathan	Director	February 23, 2017
Deepa R. Pakianathan, Ph.D.
/s/ Heather Preston	Director	February 23, 2017
Heather Preston, M.D.
/s/ Clay B. Siegall	Director	February 23, 2017
Clay B. Siegall, Ph.D.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36431	3.1	May 13, 2014
3.2	Amended and Restated Bylaws.	S-1	333-194672	3.5	April 25, 2014
4.1	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.1	March 19, 2014
4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.2	April 25, 2014
4.3	Form of Common Stock Certificate.	S-1	333-201201	4.3	December 22, 2014
10.1	Form of Indemnity Agreement between the Alder BioPharmaceuticals, Inc. and its directors and officers.	S-1	333-194672		April 25, 2014
10.2+	2005 Stock Plan, as amended.	S-1	333-194672	10.2	March 19, 2014
10.3+	Forms of Notice of Stock Option Grant, Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement for 2005 Stock Plan.	S-1	333-194672	10.3	March 19, 2014
10.4+	2014 Equity Incentive Plan.	S-1	333-194672	10.4	April 25, 2014
10.5+	Form of Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan.	S-1	333-194672	10.5	April 25, 2014
10.6+	2014 Employee Stock Purchase Plan.	S-1	333-194672	10.6	May 1, 2014
10.7+	Amended and Restated Executive Severance Benefit Plan.					X
10.8+	Compensation Information for Non-Employee Directors	10-Q	001-36431	10.1	November 5, 2015
10.9	License Agreement by and between Alder BioPharmaceuticals, Inc. and the Keck Graduate Institute of Applied Life Sciences, dated October 15, 2004.	S-1	333-194672	10.11	May 1, 2014
10.10	Lease by and between Alder BioPharmaceuticals, Inc. and RREEF American REIT II Corp. KK, dated August 5, 2005.	S-1	333-194672	10.12	March 19, 2014
10.11	First Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and RREEF American Reit II Corp. KK, dated February 1, 2008.	S-1	333-194672	10.13	March 19, 2014
10.12	Second Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated September 23, 2010.	S-1	333-194672	10.14	March 19, 2014
10.13	Third Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated August 21, 2013.	S-1	333-194672	10.15	March 19, 2014
10.14	Fourth Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated November 12, 2015.	10-K	001-36431	10.17	February 23, 2016
10.15	Fifth Amendment to Lease by and between KBS North Creek LLC, as successor-in-interest to RREEF American REIT II Corp. KK, and Alder Biopharmaceuticals, Inc. dated as of November 18, 2016.	8-K	001-36431	10.1	November 21, 2016
10.16+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Randall C. Schatzman, Ph.D. dated as of July 19, 2005.	S-1	333-194672	10.16	March 19, 2014

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.17+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Randall C. Schatzman, Ph.D. dated as of April 13, 2012.	S-1	333-194672	10.17	March 19, 2014
10.18+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and John A. Latham, Ph.D., dated as of July 19, 2005.	S-1	333-194672	10.18	March 19, 2014
10.19+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and John A. Latham, Ph.D., dated as of April 13, 2012.	S-1	333-194672	10.19	March 19, 2014
10.20+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Mark J. Litton, Ph.D., MBA, dated as of July 19, 2005.	S-1	333-194672	10.20	March 19, 2014
10.21+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Mark J. Litton, Ph.D., MBA, dated as of April 13, 2012.	S-1	333-194672	10.21	March 19, 2014
10.22+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Jeffrey T.L. Smith, M.D., FRCP, dated as of July 19, 2005.	S-1	333-194672	10.22	March 19, 2014
10.23+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Jeffrey T.L. Smith, M.D., FRCP, dated as of April 13, 2012.	S-1	333-194672	10.23	March 19, 2014
10.24+	Offer Letter by and between Alder BioPharmaceuticals, Inc. and Timothy M. Whitaker, M.D., dated as of June 3, 2016.					X
10.25+	Offer Letter by and between Alder BioPharmaceuticals, Inc. and Elisabeth A. Sandoval, dated as of July 26, 2016.					X
10.26†	Master Product Development and Clinical Supply Agreement by and between Alder BioPharmaceuticals, Inc. and Althea Technologies, Inc., dated March 21, 2011.	S-1	333-194672	10.24	May 1, 2014
10.27	First Amendment to Master Product Development and Clinical Supply Agreement between Alder BioPharmaceuticals, Inc. and Althea Technologies, Inc., dated March 15, 2013	S-1	333-194672	10.25	May 1, 2014
21.1	List of subsidiaries of the Registrant.	S-1	333-194672	21.1	March 19, 2014
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
+	Indicates a management contract or compensatory plan.

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