Form 10-Q
period 2017-03-31
ALDER BIOPHARMACEUTICALS INC
filed 2017-04-27
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer (do not check if a smaller reporting company)			☐

		Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 20, 2017 the registrant had 50,410,458 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2017

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

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2017	2016
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$79,713	$116,216
Short-term investments	209,851	235,651
Prepaid expenses and other assets	19,827	40,380
Inventory	936	936
Total current assets	310,327	393,183
Property and equipment, net	6,776	7,076
Investment in unconsolidated entity	716	865
Other assets	30	8,030
Total assets	$317,849	$409,154
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$20,300	$10,361
Accrued liabilities	9,243	15,437
Deferred rent	92	92
Total current liabilities	29,635	25,890
Long-term deferred rent	455	481
Total liabilities	30,090	26,371
Commitments and contingencies
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 50,410,368 and 50,368,206 shares issued and outstanding, respectively	5	5
Additional paid-in capital	766,707	761,456
Accumulated deficit	(478,958)	(378,630)
Accumulated other comprehensive income (loss)	5	(48)
Total stockholders’ equity	287,759	382,783
Total liabilities and stockholders’ equity	$317,849	$409,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$—
Operating expenses
Research and development	90,689	27,647
General and administrative	9,981	6,045
Total operating expenses	100,670	33,692
Loss from operations	(100,670)	(33,692)
Other income (expense)
Interest income	485	415
Foreign currency gain (loss)	6	(86)
Total other income, net	491	329
Net loss before equity in net loss of unconsolidated entity	(100,179)	(33,363)
Equity in net loss of unconsolidated entity	(149)	—
Net loss	$(100,328)	$(33,363)
Net loss per share - basic and diluted	$(1.99)	$(0.76)
Weighted average number of common shares used in net loss per share - basic and diluted	50,395,632	43,753,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net loss	$(100,328)	$(33,363)
Other comprehensive income:
Unrealized gain on securities available-for-sale, net of tax	53	414
Foreign currency translation income, net of tax	—	21
Total other comprehensive income	53	435
Comprehensive loss	$(100,275)	$(32,928)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(100,328)	$(33,363)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in net loss of unconsolidated entity	149	—
Depreciation and amortization	747	235
Stock-based compensation	5,180	3,017
Other non-cash charges, net	179	20
Changes in operating assets and liabilities
Prepaid expenses and other assets	28,553	460
Accounts payable	10,341	4,921
Accrued liabilities	(6,194)	(2,557)
Deferred rent	(26)	(14)
Net cash used in operating activities	(61,399)	(27,281)
Investing activities
Purchases of investments	(28,334)	(6,566)
Proceeds from maturities of investments	54,008	6,250
Purchases of property and equipment	(849)	(931)
Proceeds from sale of property and equipment	—	5
Net cash provided by (used in) investing activities	24,825	(1,242)
Financing activities
Proceeds from exercise of stock options	71	45
Net cash provided by financing activities	71	45
Effect of exchange rate changes on cash	—	21
Net decrease in cash and cash equivalents	(36,503)	(28,457)
Cash and cash equivalents
Beginning of period	116,216	206,492
End of period	$79,713	$178,035

Supplemental disclosures:
Purchases of property and equipment included in accounts payable and accrued liabilities	$101	$188

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Alder BioPharmaceuticals, Inc. and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2016 were derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. The Company manages its business as one operating segment; however, the Company operates in three geographic regions: United States (Bothell, WA), Australia, and Ireland. Substantially all of the Company’s assets are located in the United States.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk

The Company is exposed to credit risk from its deposits of cash, cash equivalents and short-term investments in excess of amounts insured by the Federal Deposit Insurance Corporation.

Other Non-Current Assets

As of December 31, 2016, other non-current assets included an $8.0 million fee paid to a third party to secure additional production capacity. Upon execution of a binding agreement in March 2017, this payment was characterized as a non-refundable payment and recognized as research and development expense during the first quarter ended March 31, 2017.

Liquidity and Going Concern

As of December 31, 2016, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40), which requires management to assess the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. This standard requires management to 1) identify and disclose if there are initial conditions indicating substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of the financial statements, 2) disclose the principal conditions that gave rise to substantial doubt, 3) disclose management’s evaluation of the significance of those conditions in relation to the Company’s ability to meet its obligations and 4) disclose management’s plans that are intended to mitigate the adverse conditions.  In accordance with the accounting standard, when considering management’s plans to mitigate the conditions giving rise to substantial doubt, management can only consider those plans which are probable to be successfully implemented.

As disclosed in the 2016 Annual Report on Form 10-K, the Company’s projected expenditures may deplete current cash, cash equivalents and investments in the first quarter of 2018.  As of March 31, 2017, management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are initial conditions indicating that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the issuance date of these condensed consolidated financial statements.  These indicators are the Company’s accumulated deficit and the forecasted cash expenditures. As of March 31, 2017, the Company had an accumulated deficit of $479.0 million and cash, cash equivalents and short-term investments on hand of $289.6 million. The Company is currently forecasting a significant increase in expenditures to support the Biologics License Application, or BLA, submission, commercial readiness activities, and anticipated commercial launch of eptinezumab.  The Company has developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.

The Company currently expects to seek funding in the second half of 2017.  While the Company has raised capital in the past, the ability to raise capital in future periods is not considered probable, as defined under the accounting standards.  As such, under the requirements of ASC 205-40, management may not consider the potential for future capital raises in their assessment of the Company’s ability to meet its obligations for the next twelve months.

If the Company is not able to secure adequate additional funding, the Company plans to make reductions in spending.  This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or its commercialization efforts.  The ability to reduce spending under this plan, at a level that mitigates the factors described above, is not considered probable, as defined in the accounting standards; as such, under the requirements of ASC 205-40, the full extent to which management may extend the Company’s funds through these actions may not be considered in management’s assessment of the Company’s ability to continue as a going concern for the next twelve months.

As a result, in accordance with the requirements of ASC 205-40, management has concluded that it is required to disclose that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these financial statements are issued.  While management has plans in place to mitigate these actions, they are not considered probable, as defined in the accounting standards, and a failure to raise the additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations and future prospects.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. This ASU will become effective for annual periods beginning after December 15, 2018. The Company expects adopting this ASU will result in an increase in the assets and liabilities on its consolidated balance sheets and will have no impact on its consolidated statements of operations and statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments. This ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This ASU will become effective for annual periods beginning after December 15, 2017. The Company does not believe adopting this ASU will have a material impact as it relates to the treatment of equity distributions which are currently not material to the Company.

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

	Three Months Ended
	March 31,
	2017	2016

Net loss (in thousands)	$(100,328)	$(33,363)
Denominator
Weighted average common shares outstanding - basic and diluted	50,395,632	43,753,517
Net loss per share - basic and diluted	$(1.99)	$(0.76)

The following weighted average numbers of outstanding stock options and employee stock purchase plan awards were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2017 and 2016 because including them would have had an anti-dilutive effect.  Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended
	March 31,
	2017	2016
Stock options	5,963,117	3,748,232
Employee stock purchase plan	40,740	21,634
	6,003,857	3,769,866

4.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of March 31, 2017
Negotiable certificates of deposit maturing in one year or less	$7,500	$—	$(1)	$7,499
U.S. government agency obligations maturing in one year or less	202,344	121	(113)	202,352
Total available-for-sale securities	$209,844	$121	$(114)	$209,851

Type of security as of December 31, 2016
Negotiable certificates of deposit maturing in one year or less	$11,000	$1	$(4)	$10,997
U.S. government agency obligations maturing in one year or less	224,697	27	(70)	224,654
Total available-for-sale securities	$235,697	$28	$(74)	$235,651

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for-sale securities in the three months ended March 31, 2017 and 2016.

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of March 31, 2017
Cash equivalents
Money market funds	$75,466	$—	$—	$75,466
Short-term investments
Negotiable certificates of deposit	—	7,499	—	7,499
U.S. government agency obligations	—	202,352	—	202,352
	$75,466	$209,851	$—	$285,317

As of December 31, 2016
Cash equivalents
Money market funds	$111,149	$—	$—	$111,149
Short-term investments
Negotiable certificates of deposit	—	10,997	—	10,997
U.S. government agency obligations	—	224,654	—	224,654
	$111,149	$235,651	$—	$346,800

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

6.	Gain on License of Clazakizumab and Investment in Unconsolidated Entity

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), based in Vancouver, British Columbia, that is pursuing innovative therapeutic indications in chronic inflammatory diseases. In exchange for the rights to clazakizumab, the Company received an equity stake in Vitaeris and is eligible to receive royalties and certain other payments. In addition, Randall C. Schatzman, Ph.D., the Company’s president and chief executive officer, joined Vitaeris’ board of directors. Since clazakizumab was developed internally by the Company, all previous expenditures to develop the compound were recognized as expense in the period incurred and there was no carrying value on the Company’s condensed consolidated balance sheet. The Company recognized an initial gain on the license agreement of $1.1 million, which was determined as the initial fair value of the Company’s equity stake in Vitaeris.

As of March 31, 2017, the Company held $0.9 million in inventory of finished goods related to clazakizumab on its condensed consolidated balance sheet. Clazakizumab has not received regulatory approval for commercial sale and the related inventory is currently held only for resale associated with the Vitaeris agreement. The Company values inventory at the lower of cost or market value which is determined using the specific identification basis. Inventory is reduced to net realizable value for excess, obsolete or unsalable inventory.

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the condensed consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s condensed consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. The Company recorded $0.1 million in net loss with respect to Vitaeris for the three months ended March 31, 2017. This net loss reduced the Company’s carrying value of the Company’s investment in Vitaeris to $0.7 million which is classified as a non-current asset as of March 31, 2017. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

7.	Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	March 31,	December 31,
	2017	2016
	(in thousands)

Compensation and benefits	$3,064	$4,833
Contracted research and development	3,841	9,837
Professional services and other	2,338	767
	$9,243	$15,437

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K, or 2016 Form 10-K.

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

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our most advanced solely-owned product candidate, in order to maximize its therapeutic and commercial potential. Eptinezumab is being evaluated in a pivotal trial program for the prevention of migraine, with a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) planned for the second half of 2018. Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million adults in the United States live with more than four migraines per month and are candidates for a migraine prevention therapeutic.  Of these candidates for migraine prevention, approximately three million people live with chronic migraine, and another two million live with severe frequent episodic migraine.  This segment of five million people living with migraine are the most highly-impacted patients, and they typically experience eight or more migraines per month. Current preventative migraine treatment options available in the market today are challenged by safety, efficacy and tolerability limitations. As a result, we believe there is a significant, unmet need for new treatment and prevention options. We plan to focus our initial commercialization efforts for eptinezumab, if approved, on this five million patient migraine segment.

Eptinezumab is a genetically engineered monoclonal antibody inhibiting calcitonin gene-related peptide (CGRP), a small protein and a validated target that is understood to drive migraine initiation, maintenance and chronification. Designed to deliver a competitively differentiated approach to migraine prevention, we believe eptinezumab holds the potential to be a transformative therapeutic and meet a profound medical need, changing the migraine prevention treatment paradigm for physicians and patients living with migraine.

Our deliberate approach to engineering and developing eptinezumab is designed to provide a unique clinical profile that, after a single administration via an in-office infusion procedure, provides rapid and persistent migraine relief.  We believe that this clinical profile, as supported by data from our clinical trials, will present a potentially compelling value proposition for patients, physicians, payors and our stakeholders.

In Phase 2 clinical trials for the prevention of migraine, after a single administration via infusion, eptinezumab has demonstrated:

1.

Rapid speed to clinical benefit:  Chronic migraine patients experienced a clinically meaningful reduction in the number of migraine days in as little as 24 to 48 hours. This means their migraine prevention benefit started as soon as 1 -2 days following treatment.  In these trials, chronic and frequent episodic migraine patients experienced maximum efficacy in 1-4 weeks after a single dose of eptinezumab.

2.	Efficacy: Approximately one-third of the patients in these trials experienced a 75 percent reduction in their number of migraine days each month starting 1-4 weeks after treatment.
3.

Persistence of Response:  Following a single administration of eptinezumab, the efficacy response that was attained within 1-4 weeks of the first dose was sustained for 3 months.  This supports our proposed quarterly dosing regimen and our expectation that less frequent dosing will be needed with eptinezumab as compared to prevention therapies that may require monthly dosing.

4.	Safety: Safety and tolerability similar to placebo.

We also believe that administration as a 30-minute, in-office infusion procedure may promote greater patient adherence and physician oversight relative to self-administered therapies.

The pivotal trial program for our infusion formulation of eptinezumab in support of a BLA submission consists of two Phase 3 pivotal trials and a single open-label Phase 3 clinical trial.  Our first pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 12 weeks for one year in patients with frequent episodic migraine, defined as five to 14 migraine days per month.  PROMISE 1 targeted enrollment of approximately 800 patients. Our second pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 12 weeks for six months in approximately 1,050 patients with chronic migraine, defined as 15 or more migraine days per month, with features of migraine on at least eight days per month.  The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab administered via infusion once every 12 weeks for one year in approximately 120 patients with chronic migraine. We expect top-line data from PROMISE 1 to be available in the second quarter of 2017, top-line data from PROMISE 2 to be available in the first half of 2018 and top-line data from the open-label trial to be available in the first half of 2018.  We also plan to have discussions with the FDA in 2017 regarding any additional clinical requirements for our expected commercial supply of eptinezumab in support of our initial BLA submission.  Our objective is to submit a BLA to the FDA based on the results of these three trials in the second half of 2018.

While we are focused on completing our current clinical program in support of a BLA submission for our infusion formulation of eptinezumab for chronic and frequent episodic migraine patients, we will consider other studies to continue building on the differentiating characteristics of eptinezumab aimed at achieving label enhancements. We are also committed to investigating additional routes of administration in order to maximize the value of eptinezumab. We expect to have further insight regarding our plans and timing following the availability of top-line data from PROMISE 1, which we believe will expand our understanding of eptinezumab’s profile and potential commercial dose.

Assuming eptinezumab is approved by the FDA, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force. We believe that these neurologists and headache centers treat the highest proportion of the five million chronic and severe frequent episodic migraine patients described above. To maximize the potential commercial opportunity of eptinezumab while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure, while improving access for physicians and patients. We also intend to seek approval for eptinezumab in the European Union and other jurisdictions outside the United States.

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

We were incorporated in 2002 and have not generated any product revenue. Through March 31, 2017, our operations have been primarily funded by $621.8 million of net proceeds in public offerings, $111.4 million in private placements of our capital stock, and $135.0 million in upfront payments, milestones and research and development payments from our former collaborators and government grants.

The condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As disclosed in the 2016 Form 10-K, our projected expenditures may deplete current cash, cash equivalents and investments in the first quarter of 2018.  As of March 31, 2017, our management has further assessed this risk and, in accordance with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern (ASC 205-40), determined that there are initial conditions indicating that there is substantial doubt about our ability to continue as a going concern within one year of the filing date of this report.  These indicators are our accumulated deficit and the forecasted cash expenditures. As of March 31, 2017, we had an accumulated deficit of $479.0 million and cash, cash equivalents and short-term investments on hand of $289.6 million. We are currently forecasting a significant increase in expenditures to support our BLA submission, commercial readiness activities, and anticipated commercial launch of eptinezumab.  We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.  We currently expect to seek funding in the second half of 2017.  If we are not able to secure adequate additional funding, we plan to make reductions in spending.  This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or our commercialization efforts.  Our ability to raise capital in future periods and our ability to reduce spending to a level that mitigates the factors described above are not considered probable as defined under the accounting standards.  As a result, under the requirements of ASC 205-40, the potential for future capital raises and the full extent to which we may extend funds through mitigating actions may not be considered by our management in their assessment of our ability to continue as a going concern for the next twelve months.  Therefore, in accordance with the requirements of ASC 205-40, our management has concluded that we are required to disclose that substantial doubt exists about our ability to continue as a going concern for one year from the filing date of this report.  A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects.

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

Financial Operations Overview

Revenues

We did not recognize any revenue in the three months ended March 31, 2017 and 2016. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, business development, intellectual property, finance, human resources, marketing and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for marketing, auditing, tax and legal services, including intellectual property related legal services. We have incurred and expect to incur additional expenses as a result of being a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the NASDAQ Stock Market LLC, or NASDAQ, additional insurance expenses, investor relations activities and other administrative and professional services.

Results of Operations

Comparison of the Three Ended March 31, 2017 and 2016

Revenue

We did not recognize any revenue in the three months ended March 31, 2017 and 2016.

Research and Development Expenses

Research and development expenses incurred in the three ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016	% change
	(dollars in thousands)
External costs:
Eptinezumab	$74,703	$14,290	423%
ALD1613	—	3,805	(100%)
ALD1910	659	—	—
Clazakizumab	—	42	(100%)
Unallocated internal costs:
Preclinical discovery and development	5,157	4,386	18%
Pharmaceutical operations	5,790	3,977	46%
Clinical development	4,380	1,147	282%
Total research and development expenses	$90,689	$27,647	228%

Research and development expenses increased by $63.0 million, or 228%, for the three months ended March 31, 2017 compared to the same period in 2016. During the three months ended March 31, 2017, external costs incurred for eptinezumab increased by $60.4 million, or 423%. The increased level of spending for eptinezumab was primarily due to an additional $51.4 million in manufacturing costs for commercial readiness activities and drug supply in support of planned and ongoing clinical trials and an additional $8.4 million in clinical trial costs. External costs for ALD1613 decreased $3.8 million because we terminated the development of this product candidate in mid-2016. External costs for ALD1910 increased by $0.7 million as we continue to advance the program. Unallocated internal costs also increased by $5.8 million due primarily to an increase in salaries expense of $2.9 million and an increase in stock-based compensation expense of $1.2 million in the three months ended March 31, 2017 as a result of a 46% increase in our research and development headcount to support our ongoing and planned clinical trials and other development activities.

General and Administrative Expenses

General and administrative expenses increased by $3.9 million, or 65%, for the three months ended March 31, 2017 compared to the same period of 2016. The increase was primarily due to an increase in stock-based compensation expense of $1.0 million, an increase of $0.8 million in salaries expense due to a 43% increase in headcount, and an increase of $2.1 million in professional fees and other administrative costs primarily to support commercial readiness activities.

Interest Income

The increase in interest income for the three months ended March 31, 2017 compared to the same period of 2016 was primarily due to favorable yield in interest rates.

Foreign Currency Gain (Loss)

Other income (expense) recognized from foreign currency gains (losses) increased $0.1 million for the three months ended March 31, 2017 compared to the same period of 2016. We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency gain of $6,000 in the three months ended March 31, 2017 and a net foreign currency loss of $0.1 million in the same period of 2016 due primarily to fluctuations in both years in the exchange rate for British pounds relative to U.S. dollars.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag. We recognized $0.1 million in equity in net loss for the three months ended March 31, 2017.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners. As of March 31, 2017, we had an accumulated deficit of $479.0 million and cash, cash equivalents and short-term investments on hand of $289.6 million, which consisted of cash, money market funds, negotiable certificates of deposit and U.S. government agency obligations. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

As disclosed in our 2016 Form 10-K, our projected expenditures may deplete current cash, cash equivalents and investments in the first quarter of 2018.  As of March 31, 2017, our management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are initial conditions indicating that there is substantial doubt about our ability to continue as a going concern within one year of the filing date of this report.  These indicators are our accumulated deficit and the forecasted cash expenditures.  We are currently forecasting a significant increase in expenditures to support our BLA submission, commercial readiness activities, and anticipated commercial launch of eptinezumab.  We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.  We currently expect to seek funding in the second half of 2017.  If we are not able to secure adequate additional funding, we plan to make reductions in spending.  This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or our commercialization efforts.  Our ability to raise capital in future periods and our ability to reduce spending to a level that mitigates the factors described above are not considered probable as defined under the accounting standards.  As a result, under the requirements of ASC 205-40, the potential for future capital raises and the full extent to which we may extend funds through mitigating actions may not be considered by our management in their assessment of our ability to continue as a going concern for the next twelve months.  Therefore, in accordance with the requirements of ASC 205-40, our management has concluded that we are required to disclose that substantial doubt exists about our ability to continue as a going concern for one year from the filing date of this report.  A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects.

We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

There are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.  The sale of additional equity would result in dilution to our stockholders. The incurrence of debt financings would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that would restrict our operations. We may consider partnering one or more of our product candidates for further clinical development and commercialization. To the extent that we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us.

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(61,399)	$(27,281)
Net cash provided by (used in) investing activities	24,825	(1,242)
Net cash provided by financing activities	71	45

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and changes in the components of working capital.  Net cash used in operating activities was $61.4 million in the three months ended March 31, 2017 compared to $27.3 million during the same period in 2016. The $34.1 million increase in net cash used in operating activities in the three months ended March 31, 2017 compared to the same period in 2016 was driven primarily by an increase in net loss of $67.0 million, of which $28.5 million was due to the recognition of manufacturing expenses in support of our commercial readiness activities for eptinezumab which were prepaid at December 31, 2016 and therefore did not use cash in the quarter ended March 31, 2017.  Other changes which also increased cash used in operating activities compared to the prior year period were an increase in stock-based compensation of $2.2 million due to increases in headcount to support our programs under development, and an increase in the change in accounts payable of $5.4 million which was offset by a decrease of $3.6 million in the change in accrued liabilities.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $24.8 million in the three months ended March 31, 2017, compared to net cash used in investing activities of $1.2 million during the same period in 2016. The increase of $26.1 million in net cash provided by investing activities was primarily due to the maturities of investments, offset in part by purchases of investments. Purchases of property and equipment used cash of $0.8 million and $0.9 million in the three months ended March 31, 2017 and 2016, respectively.

Cash Provided by Financing Activities

Net cash provided by financing activities were $0.1 million and $45,000 in the three months ended March 31, 2017 and 2016 respectively, due to the exercise of stock options.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2017.

Contractual Obligations

Our contractual obligations as of March 31, 2017 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$9,297	$1,232	$4,415	$3,650	$—
License agreements(2)	625	50	150	150	275
Purchase obligations(3)	15,679	15,679	—	—	—
Contract manufacturing obligations(4)	235,197	73,598	161,599	—	—
Total contractual obligations	$260,798	$90,559	$166,164	$3,800	$275

(1)	Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

(4)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of March 31, 2017 under agreements with third-party contract manufacturing organizations for larger scale production of eptinezumab that became effective during the three months ended March 31, 2017. We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States general accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no significant and material changes in our critical accounting policies during the three months ended March 31, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our 2016 Form 10-K. We believe that the accounting policies discussed in our 2016 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2017, we had cash, cash equivalents and short-term investments of $289.6 million consisting of cash, money market accounts, negotiable certificates of deposit in highly rated financial institutions in the United States and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.6 million in the fair value of our investments as of March 31, 2017. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.2 million over the next twelve months based on our investment balance at March 31, 2017.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in various countries in Europe. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros.  We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies, as well as fluctuations in British pounds and Swiss francs. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of March 31, 2017, we held the U.S. dollar equivalent of $3.0 million in British pounds, $0.3 million in Swiss francs, $0.6 million in Australian dollars, and $0.3 million in Euros. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pounds, Swiss francs, Australian dollars, and Euros from the March 31, 2017 rate would have increased/decreased our total unrealized foreign currency loss on our holdings by approximately $0.4 million. For the three months ended March 31, 2017, our net foreign currency gain was not material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2017, we filed a notice of appeal with respect to the decision of the Opposition Division of the European Patent Office in the opposition to Labrys Biologics Inc.’s (owned by Teva Pharmaceutical Industries Ltd.) European Patent No. 1957106 B1 disclosed in “Item 3. Legal Proceedings” in our 2016 Form 10-K.  There were no other material changes with respect to the matters disclosed in “Item 3. Legal Proceedings” in our 2016 Form 10-K during the period covered by this report.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the three months ended March 31, 2017, our net loss was $100.3 million, and as of March 31, 2017, we had an accumulated deficit of $479.0 million.

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

As of March 31, 2017, we had $289.6 million in cash, cash equivalents and short-term investments.  As disclosed in our 2016 Form 10-K, our projected expenditures may deplete current cash, cash equivalents and investments in the first quarter of 2018.  As of March 31, 2017, our management has further assessed this risk and, in accordance with the requirements of ASC 205-40, determined that there are initial conditions indicating that there is substantial doubt about our ability to continue as a going concern within one year of the filing date of this report.  These indicators are our accumulated deficit and the forecasted cash expenditures.  We are currently forecasting a significant increase in expenditures to support our BLA submission, commercial readiness activities, and anticipated commercial launch of eptinezumab.  We have developed plans to mitigate this risk, which primarily consist of raising additional capital through a combination of equity or debt financings, new collaborations, and reducing cash expenditures.  If we are not able to secure adequate additional funding, we plan to make reductions in spending.  This may include extending payment terms with suppliers, liquidating assets, and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend or eliminate one or more research and development programs or our commercialization efforts.  Our ability to raise capital in future periods and our ability to reduce spending to a level that mitigates the factors described above are not considered probable as defined under the accounting standards.  As a result, under the requirements of ASC 205-40, the potential for future capital raises and the full extent to which we may extend funds through mitigating actions may not be considered by our management in their assessment of our ability to continue as a going concern for the next twelve months.  Therefore, in accordance with the requirements of ASC 205-40, our management has concluded that we are required to disclose that substantial doubt exists about our ability to continue as a going concern for one year from the filing date of this report.  A failure to raise the additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects.

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

We do not have any material committed external source of funds or other support for our development efforts. Until we can generate sufficient revenues to finance our cash requirements, which we may never do, we expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements. There are no assurances that we will be able to raise sufficient amounts of funding on acceptable terms, or at all.  If we raise additional capital through equity financings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financings, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, buying or selling assets, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us.

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

If any future collaborations for the development and commercialization of product candidates are not successful, our business may be harmed.

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

We may initiate litigation or other legal proceedings with respect to patents held by others. For example, in July 2014, we and Eli Lilly and Company each filed an opposition to a European patent issued to Teva (Labrys) requesting that such patent be revoked in its entirety.  In an oral proceeding held in Munich, Germany on November 18, 2016, the Opposition Division, or OD, of the European Patent Office, or EPO, issued a ruling revoking all claims in the patent relating to CGRP antagonist antibodies and maintaining but narrowing claims relating to the use of CGRP antagonist antibodies in human therapy to the prevention or treatment of headache such as migraine and cluster headache. The written decision consistent with the oral ruling was issued in February 2017. We are pursuing an appeal based on our continued firm belief that the patent claims that were maintained and narrowed were nevertheless improperly granted by the EPO and upheld by the OD, and should be revoked in their entirety on appeal for the reasons set forth in the opposition. For the reasons set forth in our opposition, we continue to firmly believe the patent should be revoked in its entirety. However, we cannot predict the specific timing or outcome of events or matters described above, or the impact of the November 18, 2016 decision on our business.  On March 31, 2017, we filed a notice of appeal with the OD. We plan to take action seeking to invalidate certain granted and pending Teva (Labrys) U.S. applications.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since January 1, 2015, the reported sale price of our common stock has fluctuated between $17.08 and $52.97 per share. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

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

In addition, as of March 31, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 6,654,415 shares of common stock. As of March 31, 2017, there were also 2,274,672 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 1,297,677 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

Moreover, as of March 31, 2017, holders of an aggregate of up to approximately 3.7 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Alder BioPharmaceuticals, Inc.
Date: April 27, 2017	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: April 27, 2017	By:	/s/ Larry K. Benedict
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.