Form 10-Q
period 2017-06-30
ALDER BIOPHARMACEUTICALS INC
filed 2017-08-08
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017 the registrant had 67,713,633 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2017

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

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2017	2016
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$127,789	$116,216
Short-term investments	96,692	235,651
Prepaid expenses and other assets	21,221	40,380
Inventory	936	936
Total current assets	246,638	393,183
Property and equipment, net	6,714	7,076
Investment in unconsolidated entity	586	865
Other assets	30	8,030
Total assets	$253,968	$409,154
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$19,796	$10,361
Accrued liabilities	14,236	15,437
Deferred rent	92	92
Total current liabilities	34,124	25,890
Long-term deferred rent	423	481
Total liabilities	34,547	26,371
Commitments and contingencies
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 50,461,985 and 50,368,206 shares issued and outstanding, respectively	5	5
Additional paid-in capital	773,071	761,456
Accumulated deficit	(553,587)	(378,630)
Accumulated other comprehensive loss	(68)	(48)
Total stockholders’ equity	219,421	382,783
Total liabilities and stockholders’ equity	$253,968	$409,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$683	$113	$683	$113
Operating expenses
Cost of sales	683	113	683	113
Research and development	65,276	33,833	155,965	61,480
General and administrative	9,548	6,466	19,529	12,511
Total operating expenses	75,507	40,412	176,177	74,104
Gain on license of clazakizumab	—	1,050	—	1,050
Loss from operations	(74,824)	(39,249)	(175,494)	(72,941)
Other income (expense)
Interest income	438	529	923	944
Foreign currency loss	(113)	(146)	(107)	(232)
Total other income, net	325	383	816	712
Net loss before equity in net loss of unconsolidated entity	(74,499)	(38,866)	(174,678)	(72,229)
Equity in net loss of unconsolidated entity	(130)	—	(279)	—
Net loss	$(74,629)	$(38,866)	$(174,957)	$(72,229)
Net loss per share - basic and diluted	$(1.48)	$(0.79)	$(3.47)	$(1.55)
Weighted average number of common shares used in net loss per share - basic and diluted	50,427,865	49,284,573	50,411,837	46,519,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss	$(74,629)	$(38,866)	$(174,957)	$(72,229)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(73)	146	(20)	560
Foreign currency translation income, net of tax	—	—	—	21
Total other comprehensive income (loss)	(73)	146	(20)	581
Comprehensive loss	$(74,702)	$(38,720)	$(174,977)	$(71,648)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(174,957)	$(72,229)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash gain on license of clazakizumab in exchange for investment in unconsolidated entity	—	(1,050)
Equity in net loss of unconsolidated entity	279	—
Depreciation and amortization	1,486	505
Stock-based compensation	10,901	6,348
Other non-cash charges, net	300	65
Changes in operating assets and liabilities
Prepaid expenses and other assets	27,159	291
Inventory	—	(936)
Accounts payable	9,837	2,851
Accrued liabilities	(1,201)	111
Deferred rent	(58)	28
Net cash used in operating activities	(126,254)	(64,016)
Investing activities
Purchases of investments	(28,334)	(55,613)
Proceeds from maturities of investments	166,973	10,250
Purchases of property and equipment	(1,526)	(2,953)
Proceeds from sale of property and equipment	—	5
Net cash provided by (used in) investing activities	137,113	(48,311)
Financing activities
Proceeds from issuance of common stock, net of offering costs	—	134,871
Proceeds from exercise of stock options and employee stock purchase plan	714	979
Net cash provided by financing activities	714	135,850
Effect of exchange rate changes on cash	—	21
Net increase in cash and cash equivalents	11,573	23,544
Cash and cash equivalents
Beginning of period	116,216	206,492
End of period	$127,789	$230,036

Supplemental disclosures:
Purchases of property and equipment included in accounts payable and accrued liabilities	$101	$1,156

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Public Offerings

In April 2016, the Company completed an underwritten public offering of 6,182,795 shares of common stock, which included 806,451 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares.  The Company received $134.9 million in net proceeds, after deducting underwriting discounts and commissions of $8.6 million and offering expenses of $0.3 million.

On July 18, 2017, the Company completed an underwritten public offering of 17,250,000 shares of common stock, which included 2,250,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares. The Company received approximately $161.5 million in net proceeds, after deducting underwriting discounts and commissions of $10.4 million and estimated offering expenses of $0.7 million.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other period.

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

Liquidity and Going Concern

As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 (the “Q1 2017 Form 10-Q”), in accordance with the requirements of ASC 205-40, management concluded that it was required to disclose that substantial doubt existed about the Company’s ability to continue as a going concern for one year from the date the financial statements included in the Q1 2017 Form 10-Q were issued. On July 18, 2017, the Company received approximately $161.5 million in net proceeds from an underwritten public offering of common stock. The Company also decreased its forecasted cash requirements for operating activities over the next year. The Company estimates the available cash, cash equivalents and investments as of June 30, 2017, together with the proceeds received from the July 2017 offering, will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these financial statements. As a result of these conditions and events, substantial doubt of the Company’s ability to continue as a going concern no longer exists. The Company will need to obtain substantial additional funding to develop and commercialize eptinezumab and other clinical programs as currently contemplated. The Company expects to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net loss (in thousands)	$(74,629)	$(38,866)	$(174,957)	$(72,229)
Denominator
Weighted average common shares outstanding - basic and diluted	50,427,865	49,284,573	50,411,837	46,519,045
Net loss per share - basic and diluted	$(1.48)	$(0.79)	$(3.47)	$(1.55)

The following weighted average numbers of outstanding stock options and employee stock purchase plan awards were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2017 and 2016 because including them would have had an anti-dilutive effect.  Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	6,795,748	4,270,080	6,381,733	4,009,156
Employee stock purchase plan	61,354	22,814	116,887	43,511
	6,857,102	4,292,894	6,498,620	4,052,667

4.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of June 30, 2017
Negotiable certificates of deposit maturing in one year or less	$5,000	$—	$(1)	$4,999
U.S. government agency obligations maturing in one year or less	91,758	—	(65)	91,693
Total available-for-sale securities	$96,758	$—	$(66)	$96,692

Type of security as of December 31, 2016
Negotiable certificates of deposit maturing in one year or less	$11,000	$1	$(4)	$10,997
U.S. government agency obligations maturing in one year or less	224,697	27	(70)	224,654
Total available-for-sale securities	$235,697	$28	$(74)	$235,651

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for-sale securities in the three and six months ended June 30, 2017 and 2016.

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of June 30, 2017
Cash equivalents
Money market funds	$95,063	$—	$—	$95,063
Short-term investments
Negotiable certificates of deposit	—	4,999	—	4,999
U.S. government agency obligations	—	91,693	—	91,693
	$95,063	$96,692	$—	$191,755

As of December 31, 2016
Cash equivalents
Money market funds	$111,149	$—	$—	$111,149
Short-term investments
Negotiable certificates of deposit	—	10,997	—	10,997
U.S. government agency obligations	—	224,654	—	224,654
	$111,149	$235,651	$—	$346,800

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

As of June 30, 2017, the Company held $0.9 million in inventory of finished goods related to clazakizumab on its condensed consolidated balance sheet. Clazakizumab has not received regulatory approval for commercial sale and the related inventory is currently held only for resale associated with the Vitaeris agreement. The Company values inventory at the lower of cost or market value which is determined using the specific identification basis. Inventory is reduced to net realizable value for excess, obsolete or unsalable inventory.

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the condensed consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s condensed consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. The Company recorded $0.1 million and $0.3 million in net loss with respect to Vitaeris for the three and six months ended June 30, 2017, respectively. The carrying value of the Company’s investment in Vitaeris is $0.6 million as of June 30, 2017, which is classified as a non-current asset. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

7.	Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	June 30,	December 31,
	2017	2016
	(in thousands)

Compensation and benefits	$4,244	$4,833
Contracted research and development	8,574	9,837
Professional services and other	1,418	767
	$14,236	$15,437

8.	Subsequent Event

On July 18, 2017, the Company completed an underwritten public offering of 17,250,000 shares of common stock, which included 2,250,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares.  The Company received approximately $161.5 million in net proceeds, after deducting underwriting discounts and commissions of $10.4 million and estimated offering expenses of $0.7 million.

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

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our most advanced solely-owned product candidate, in order to maximize its therapeutic and commercial potential. Our infusion formulation of eptinezumab is being evaluated in a pivotal trial program for the prevention of migraine, with a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) planned for the second half of 2018. Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million people in the United States are candidates for a migraine prevention therapeutic. Of these candidates for migraine prevention, approximately three million people live with chronic migraine, and another two million live with severe frequent episodic migraine. This segment of five million people living with migraine are the most highly-impacted patients, and they typically experience eight or more migraines per month. Current preventative migraine treatment options available in the market today are challenged by safety, efficacy and tolerability limitations. More than 40 percent of migraineurs have not used a preventative therapeutic, and only about one in 10 currently utilize a preventative therapeutic. As a result, we believe there is a significant, unmet need for new treatment and prevention options. We plan to focus our initial commercialization efforts for eptinezumab, if approved, on this five million patient migraine segment. We estimate the market opportunity for eptinezumab infusion therapy is approximately $1.5 to $2.0 billion.

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

Our deliberate approach to engineering and developing eptinezumab is designed to provide a unique clinical profile that, after a single administration via an in-office infusion procedure, provides rapid and persistent migraine prevention. Eptinezumab is the only anti-CGRP monoclonal antibody in development for the prevention of migraine administered via infusion. We believe that this clinical profile, as supported by data from our clinical trials, will present a potentially compelling value proposition for patients, physicians, payors and our stakeholders.

In Phase 2 clinical trials for the prevention of migraine, after a single administration via infusion, eptinezumab has demonstrated:

1.

Rapid speed to clinical benefit: Chronic migraine patients experienced a clinically meaningful reduction in the number of migraine days in as little as 24 to 48 hours. This means their migraine prevention benefit started as soon as 1-2 days following treatment. In these trials, chronic and frequent episodic migraine patients experienced maximum efficacy in 1-4 weeks after a single dose of eptinezumab.
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

The pivotal trial program for our infusion formulation of eptinezumab in support of a BLA submission consists of two Phase 3 pivotal trials and a single open-label Phase 3 clinical trial. Our first pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 3 months for one year in 888 patients with frequent episodic migraine, defined as four to 14 migraine days per month. Our second pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 3 months for six months in approximately 1,050 patients with chronic migraine, defined as 15 or more headache days per month, with features of migraine on at least eight days per month. The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab administered via infusion once every 3 months for one year in approximately 120 patients with chronic migraine. As described under “—Recent Developments”, on June 27, 2017 we announced top-line results from PROMISE 1, showing that eptinezumab met the primary and key secondary endpoints. We expect top-line data from the PROMISE 2 open-label trial to be available in the first half of 2018. In May 2017, we obtained input from the FDA regarding data requirements necessary to support comparability between eptinezumab used in our clinical trials and our proposed commercial manufacturing of the drug. We currently anticipate that our data package will include, among other things, a study showing pharmacokinetic comparability between eptinezumab used in clinical trials and our commercial supply. Our objective is to submit a BLA to the FDA based on the results of our two Phase 3 pivotal trials and our open-label Phase 3 trial in the second half of 2018.

While we are focused on completing our current clinical program in support of a BLA submission for our infusion formulation of eptinezumab for chronic and frequent episodic migraine patients, we will consider other studies to continue building on the differentiating characteristics of eptinezumab aimed at achieving label enhancements. We are also committed to developing a subcutaneous mode for administering eptinezumab as part of our life cycle planning in order to maximize the value of eptinezumab.

Assuming eptinezumab is approved by the FDA, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force of 75 to 125 people. We believe that these neurologists and headache centers treat the highest proportion of the five million chronic and severe frequent episodic migraine patients described above. This group consists of an estimated 3,000 migraine specialists, which we refer to as interventionalists, of whom we estimate 77 percent have previously prescribed infusion therapies for migraine and 63 percent have in-house infusion capabilities. We believe a significant number of these interventionalists are interested in growing their migraine procedure base and have infrastructure in place to handle patient flow, product supply and reimbursement support. To maximize the potential commercial opportunity of eptinezumab while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure, while improving access for physicians and patients. We also intend to seek approval for eptinezumab in the European Union and other jurisdictions outside the United States.

Our product candidate pipeline also includes ALD1910, a preclinical monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). ALD1910 is undergoing investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor. Our third pipeline candidate is clazakizumab, designed to block the pro-inflammatory cytokine IL-6. In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia, that will pursue innovative therapeutic indications in chronic inflammatory diseases. Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

Recent Developments

On June 27, 2017, we announced that eptinezumab met the primary and key secondary endpoints in PROMISE 1. This Phase 3 pivotal clinical trial is evaluating the safety and efficacy of eptinezumab administered at three dose levels (300mg, 100mg and 30mg) and placebo via infusion once every 3 months for one year in 888 patients with frequent episodic migraine. We believe these positive results, consistent with previously reported eptinezumab studies, support the unique clinical profile of eptinezumab as a potential first-of-its-kind infusion therapy to prevent migraines.

The primary endpoint, demonstrating statistically significant reductions in monthly migraine days from baseline (average of 8.6 days) over months 1 through 3 (1 month = 28 days), was 4.3 monthly migraine days for 300mg (p=0.0001) and 3.9 days for 100mg (p=0.0179) compared to an average 3.2 days for placebo. The 30mg dose level was not formally tested as per the pre-specified statistical analysis plan.

Secondary endpoints evaluating time points through the first quarterly dose include:

•	≥75% reduction in monthly migraine days achieved over weeks 1 through 4 of 31.5% for 300mg (p=0.0066), and 30.8% for 100mg (p=0.0112) compared to 20.3% for placebo.
•	≥75% reduction in monthly migraine days achieved over months 1 through 3 of 29.7% for 300mg (p=0.0007), and 22.2% for 100mg (not statistically significant) compared to 16.2% for placebo.
•	≥50% reduction in monthly migraine days achieved by 56.3% of patients over months 1 through 3 for 300mg (p=0.0001), and 49.8% for 100mg (p=0.0085, unadjusted) compared to 37.4% for placebo.
•

53.6% reduction in the proportion of patients experiencing migraine on the day following administration at 300mg (p=0.0087, unadjusted), and 51.3% at 100mg (p=0.0167, unadjusted), compared to 20.7% for placebo. Though not a secondary endpoint, a post hoc analysis demonstrated that over weeks 1 through 4, the proportion of patients experiencing migraine was lowest on the day following administration (14.3% at 300mg and 15.1% at 100mg, respectively) and was sustained through week 4 (15.9% at 300mg and 17.2% at 100mg, respectively). This outcome was consistent with a post hoc analysis of data from our Phase 2b clinical trial in patients with chronic migraine demonstrating that the proportion of patients experiencing migraine on the day following administration was reduced by 54% at 300 mg, and 51% at 100 mg, compared to 17% for placebo. As with the PROMISE 1 data, over weeks 1 through 4, the proportion of patients experiencing migraine in the Phase 2b study was lowest on the day following administration (26.5% at 300mg and 29.3% at 100mg) and was sustained through week 4 (30.0% at 300mg and 100mg, respectively).

Secondary endpoints demonstrated responses that were improved through the second quarterly dose period, and include:

•	≥75% reduction in monthly migraine days achieved over months 4 through 6 of 40.1% for 300mg (p=0.0006, unadjusted), and 33.5% for 100mg (p=0.0434, unadjusted) compared to 24.8% for placebo.
•	Average of one in five patients receiving 300mg (20.6%) had 100% responses with no migraines in any given month (months 1 through 6).

The observed safety profile in this study to date was similar to placebo. Both the safety profile and the placebo rates were consistent with previously reported eptinezumab studies. Full safety data will be available at the end of the study.

The statistical significance of the PROMISE 1 results for each dose level across endpoints was assessed in a hierarchy set forth in a pre-specified statistical analysis plan (generally assessing the 300mg dose level for a group of endpoints, 100mg dose level for a group of endpoints and 30mg dose level for a group of endpoints in sequence). Since the result for the 100mg dose level for the ≥75% reduction in monthly migraine days over months 1 through 3 endpoint was not statistically significant, the 30mg dose level was not formally tested per the statistical analysis plan.

Additional results, including future analysis of additional secondary endpoints, from the trial are expected to be presented at future medical meetings and published in peer-reviewed medical journals.

Corporate and Other Financial Information

We were incorporated in 2002 and have not generated any product revenue. Through June 30, 2017, our operations have been primarily funded by $621.8 million of net proceeds in public offerings, $111.4 million in private placements of our capital stock, and $135.0 million in upfront payments, milestones and research and development payments from our former collaborators and government grants.

As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, or the Q1 2017 Form 10-Q, in accordance with the requirements of ASC 205-40, management concluded that it was required to disclose that substantial doubt existed about the Company’s ability to continue as a going concern for one year from the date the financial statements included in the Q1 2017 Form 10-Q were issued (i.e., the date the Q1 2017 Form 10-Q was filed with the SEC). On July 18, 2017, we received approximately $161.5 million in net proceeds from an underwritten public offering of common stock. We also decreased our forecasted cash requirements for operating activities over the next year. We believe that our available cash, cash equivalents and investments as of June 30, 2017, together with the proceeds received from the July 2017 offering, will be sufficient to meet our projected operating requirements for at least the next twelve months from the filing date of this report. As a result of these conditions and events, substantial doubt of our ability to continue as a going concern no longer exists.

  We will not generate revenues from product sales unless and until we or our future collaborators successfully complete development and obtain regulatory approval for one or more of our product candidates, which we expect will take a number of years and is subject to significant uncertainty. If we obtain regulatory approval for eptinezumab, ALD1910 or any future product candidate, we expect to incur significant commercialization expenses related to sales, marketing, manufacturing and distribution to the extent that such costs are not paid by future collaborators. We will need to obtain substantial additional sources of funding to complete the clinical development of any of our product candidates and will require additional funding in order to complete the development activities required for regulatory approval of eptinezumab, ALD1910 or any future product candidates that we develop independently. In addition, our clinical trials for eptinezumab may encounter manufacturing, enrollment or other issues that could cause our development costs to increase more than we expect. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our development programs or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

Financial Operations Overview

Revenues and Cost of Sales

We recognized $0.7 million and $0.1 million in revenue and $0.7 million and $0.1 million in cost of sales in the three and six months ended June 30, 2017 and 2016, respectively, relating to the sale of drug supply inventory to Vitaeris at cost. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, business development, intellectual property, finance, human resources, marketing and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for marketing, auditing, tax and legal services, including intellectual property related legal services. We also incur expenses of being a public company, including expenses related to compliance with the rules and regulations of the SEC, and those of the NASDAQ Stock Market LLC, or NASDAQ, additional insurance expenses, investor relations activities and other administrative and professional services.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenue and Cost of Sales

We recognized $0.7 million and $0.1 million in revenue and $0.7 million and $0.1 million in cost of sales in the three and six months ended June 30, 2017 and 2016, respectively, related to the sale of drug supply inventory to Vitaeris at cost.

Research and Development Expenses

Research and development expenses incurred in the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2017	2016	% change	2017	2016	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
Eptinezumab	$48,561	$21,484	126%	$123,264	$35,774	245%
ALD1613	—	2,008	(100%)	—	5,813	(100%)
ALD1910	937	—	—	1,596	—	—
Unallocated internal costs:
Preclinical discovery and development	5,230	4,396	19%	10,387	8,824	18%
Pharmaceutical operations	5,761	4,358	32%	11,551	8,335	39%
Clinical development	4,787	1,587	202%	9,167	2,734	235%
Total research and development expenses	$65,276	$33,833	93%	$155,965	$61,480	154%

Research and development expenses increased by $31.4 million, or 93%, for the three months ended June 30, 2017 compared to the same period in 2016. During the three months ended June 30, 2017, external costs incurred for eptinezumab increased by $27.1 million, or 126%. The increased level of spending for eptinezumab was primarily due to an additional $19.6 million in manufacturing costs for commercial readiness activities and drug supply in support of planned and ongoing clinical trials and an additional $7.1 million in clinical trial costs. External costs for ALD1613 decreased $2.0 million because we terminated the development of this product candidate in mid-2016. External costs for ALD1910 increased by $0.9 million for IND-enabling activities. Unallocated internal costs also increased by $5.4 million due primarily to an increase in salaries expense of $2.3 million and an increase in stock-based compensation expense of $1.4 million in the three months ended June 30, 2017 as a result of a 37% increase in our research and development headcount to support our ongoing and planned clinical trials and other development activities.

Research and development expenses increased by $94.5 million, or 154%, for the six months ended June 30, 2017 compared to the same period in 2016. During the six months ended June 30, 2017, external costs incurred for eptinezumab increased by $87.5 million, or 245%. The increased level of spending for eptinezumab was primarily due to an additional $71.0 million in manufacturing costs for commercial readiness activities and drug supply in support of planned and ongoing clinical trials and an additional $15.5 million in clinical trial costs. External costs for ALD1613 decreased $5.8 million because we terminated the development of this product candidate in mid-2016. External costs for ALD1910 increased by $1.6 million as we continued to advance the program. Unallocated internal costs also increased by $11.2 million due primarily to an increase in salaries expense of $5.2 million, an increase in stock-based compensation expense of $2.5 million and an increase in facilities-related expenses of $1.4 million in the six months ended June 30, 2017 as a result of a 43% increase in our research and development headcount to support our ongoing and planned clinical trials and other development activities. Costs incurred for medical affairs, professional fees and consulting increased $1.6 million to support our programs.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million, or 48%, for the three months ended June 30, 2017 compared to the same period of 2016. The increase was primarily due to an increase in stock-based compensation expense of $1.0 million, an increase of $0.8 million in salaries expense due to a 41% increase in headcount, and an increase of $1.3 million in professional fees and other administrative costs primarily to support commercial readiness activities.

General and administrative expenses increased by $7.0 million, or 56%, for the six months ended June 30, 2017 compared to the same period of 2016. The increase was primarily due to an increase in stock-based compensation expense of $2.0 million, an increase of $1.6 million in salaries expense due to a 46% increase in headcount, and an increase of $3.4 million in professional fees and other administrative costs primarily to support commercial readiness activities. We anticipate increases in general and administrative expenses for commercial marketing as we build out our commercial readiness infrastructure and product launch plans for eptinezumab.

Interest Income

The decrease in interest income for the three and six months ended June 30, 2017 was primarily due to a lower average cash balance compared to the same period of 2016.

Gain on License of Clazakizumab

In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris. We did not recognize any gain on the license of clazakizumab in the three and six months ended June 30, 2017. We recognized a gain on the license agreement of $1.1 million in the three and six months ended June 30, 2016.

Foreign Currency Loss

We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency loss of $0.1 million in both the three and six months ended June 30, 2017 and a net foreign currency loss of $0.1 million and $0.2 million in the same periods of 2016, respectively, due primarily to fluctuations in both years in the exchange rates of the British pound relative to the U.S. dollar.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag. We recognized $0.1 million and $0.3 million in equity in net loss for the three and six months ended June 30, 2017, respectively. We did not record any loss or income generated by Vitaeris in the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners. As of June 30, 2017, we had an accumulated deficit of $553.6 million and cash, cash equivalents and short-term investments on hand of $224.5 million, which consisted of cash, money market funds, negotiable certificates of deposit and U.S. government agency obligations. On July 18, 2017, we completed an underwritten public offering of 17,250,000 shares of common stock resulting in net proceeds of approximately $161.5 million, after deducting underwriting discounts, commissions and estimated offering expenses. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents and investments as of June 30, 2017, together with the proceeds received from the July 2017 offering, will be sufficient to meet our projected operating requirements for at least the next twelve months from the filing date of this report. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize eptinezumab and other clinical programs as currently contemplated.  We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016

Net cash used in operating activities	$(126,254)	$(64,016)
Net cash provided by (used in) investing activities	137,113	(48,311)
Net cash provided by financing activities	714	135,850

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and changes in the components of working capital.  Net cash used in operating activities was $126.3 million in the six months ended June 30, 2017 compared to $64.0 million during the same period in 2016. The $62.2 million increase in net cash used in operating activities in the six months ended June 30, 2017 compared to the same period in 2016 was driven primarily by an increase in net loss of $102.7 million, of which $29.4 million was due to the recognition of manufacturing expenses in support of our commercial readiness activities for eptinezumab which were prepaid at December 31, 2016 and therefore did not use cash in the six months ended June 30, 2017.  Other changes which also increased cash used in operating activities compared to the prior year period were an increase in stock-based compensation of $4.6 million due to increases in headcount to support our programs under development, and an increase in the change in accounts payable of $7.0 million which was offset by a decrease of $1.3 million in the change in accrued liabilities.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $137.1 million in the six months ended June 30, 2017, compared to net cash used in investing activities of $48.3 million during the same period in 2016. The increase of $185.4 million in net cash provided by investing activities was primarily due to the maturities of investments offset by fewer purchases of investments. Purchases of property and equipment used cash of $1.5 million and $3.0 million in the six months ended June 30, 2017 and 2016, respectively. We anticipate a reduction in capital expenditures during 2017 compared to 2016.

Cash Provided by Financing Activities

Net cash provided by financing activities were $0.7 million in the six months ended June 30, 2017 due to the exercise of stock options and purchases under the employee stock purchase plan. Net cash provided by financing activities were $135.9 million in the six months ended June 30, 2016 due to the April 2016 public offering in which we received proceeds of $134.9 million net of underwriting discounts, commissions and offering costs and $1.0 million from the exercise of stock options and purchases under the employee stock purchase plan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2017.

Contractual Obligations

Our contractual obligations as of June 30, 2017 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$9,016	$1,315	$4,431	$3,270	$—
License agreements(2)	625	50	150	150	275
Purchase obligations(3)	16,902	16,902	—	—	—
Contract manufacturing obligations(4)	207,168	72,037	106,696	28,435	—
Total contractual obligations	$233,711	$90,304	$111,277	$31,855	$275

(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

(4)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of June 30, 2017 under agreements with third-party contract manufacturing organizations for larger scale production of eptinezumab. We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

Certain contract manufacturing obligations may be cancelled 18 to 24 months prior to the commencement date of the manufacturing campaign.  Although the payment of the cancellation fee will generally be due at the scheduled commencement date, we may record the manufacturing expense and related obligation as an accrued liability at the time of cancellation.

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

There have been no significant and material changes in our critical accounting policies during the six months ended June 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our 2016 Form 10-K. We believe that the accounting policies discussed in our 2016 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2017, we had cash, cash equivalents and short-term investments of $224.5 million consisting of cash, money market accounts, negotiable certificates of deposit in highly rated financial institutions in the United States and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.2 million in the fair value of our investments as of June 30, 2017. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.2 million over the next twelve months based on our investment balance at June 30, 2017.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in various countries in Europe. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros.  We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies, as well as fluctuations in British pounds and Swiss francs. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of June 30, 2017, we held the U.S. dollar equivalent of $3.2 million in British pounds and approximately $0.9 million in other foreign currencies. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pounds, Swiss francs, Australian dollars, and Euros from the June 30, 2017 rate would have increased/decreased our total unrealized foreign currency loss on our holdings by approximately $0.4 million. For the three and six months ended June 30, 2017, our net foreign currency loss was not material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 12, 2017, we submitted our statement setting out the grounds of appeal with respect to the decision of the Opposition Division, or OD, of the European Patent Office, or EPO, in the opposition to Labrys Biologics Inc.’s (owned by Teva Pharmaceutical Industries Ltd., or Teva) European Patent No. 1957106 B1 disclosed in “Item 3. Legal Proceedings” in our 2016 Form 10-K and in “Item 1. Legal Proceedings” in our Q1 2017 Form 10-Q. We previously filed our notice of appeal in the proceeding on March 31, 2017. Eli Lilly and Company and Teva have also appealed the OD’s decision. We continue to firmly believe that the use claims that were maintained and narrowed by the OD were nevertheless improperly granted by the EPO and upheld by the OD, and should be revoked in their entirety on appeal for the reasons set forth in our grounds of appeal.  There were no other material changes with respect to such matters during the period covered by this report.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the six months ended June 30, 2017, our net loss was $175.0 million, and as of June 30, 2017, we had an accumulated deficit of $553.6 million.

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

We are primarily focused on the advancement of eptinezumab through the clinical development process, as well as the advancement of the ALD1910 program and future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop and commercialize eptinezumab and other clinical programs as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our eptinezumab development program or grant rights in the United States, as well as outside the United States, to eptinezumab to one or more partners. As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, or the Q1 2017 Form 10-Q, in accordance with the requirements of ASC 205-40, management concluded that it was required to disclose that substantial doubt existed about the Company’s ability to continue as a going concern for one year from the date the financial statements included in the Q1 2017 Form 10-Q were issued (i.e., the date the Q1 Form 10-Q was filed with the SEC). As of June 30, 2017, we had $224.5 million in cash, cash equivalents and short-term investments. On July 18, 2017, we completed an underwritten public offering of 17,250,000 shares of common stock resulting in net proceeds of $161.5 million, after deducting underwriting discounts, commissions, and estimated offering expenses. We also decreased our forecasted cash requirements for operating activities over the next year. We believe that our available cash, cash equivalents and investments as of June 30, 2017, together with the proceeds received from the July 2017, offering will be sufficient to meet our projected operating requirements for at least the next twelve months from the filing date of this report. As a result of these conditions and events, substantial doubt of our ability to continue as a going concern no longer exists.

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

A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations and future prospects.

Our ability to use our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2016, we had U.S. net operating loss carryforwards, or NOLs, of $379.9 million, for which we have recorded a full valuation allowance, which may be used to offset future taxable income. In addition, we have U.S. research and development tax credit carryforwards of $13.1 million. These NOLs and tax credit carryforwards expire in various years beginning in 2024, if not utilized. Utilization of the NOLs and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code. We performed a section 382 ownership analysis through 2015 and determined that an ownership change occurred in 2015. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

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

Eptinezumab is our only product candidate currently in clinical trials. We have invested a significant portion of our efforts and financial resources into the development of eptinezumab to prevent migraines. Our ability to generate revenues from products, which we do not expect to occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of eptinezumab. The success of eptinezumab and our other product candidates will depend on several factors, including the following:

•

successful enrollment in, and completion of, clinical trials, including our PROMISE 1, PROMISE 2 and open-label Phase 3 clinical trials and any clinical trials for our commercial supply of eptinezumab that maybe necessary for our initial Biologics License Application, or BLA, submission;

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to eptinezumab, ALD1910 and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Biologics, like eptinezumab, require the submission of a BLA to the FDA and such product candidates are not permitted to be marketed in the United States until approval from the FDA of a BLA for that product has been obtained. A BLA must be supported by extensive preclinical and clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA. We have not submitted an application for approval or obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for eptinezumab, ALD1910 and our future product candidates.

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

Currently in the United States, there are relatively few medications approved for the prevention of frequent episodic and chronic migraines, and no approved drug procedure for prevention for frequent episodic migraine (by which we mean a healthcare provider-administered drug product falling under medical benefit reimbursement, as opposed to pharmacy benefit reimbursement). Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Medications commonly used for prevention of frequent episodic and chronic migraine include beta blockers such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for frequent episodic migraine. There are also several other companies, Amgen, Lilly and Teva, that are developing CGRP blocking therapies using monoclonal antibodies similar to eptinezumab designed for subcutaneous administration by patients. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. We are aware that Amgen, Lilly and Teva have each announced that they plan to make BLA submissions in 2017 for their competing CGRP therapies, which, if approved, would enable them to commercialize their CGRP therapies before we are able to do so with eptinezumab.

Many of our competitors, including a number of large pharmaceutical companies that compete directly with us, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Our competitors may develop products that are more effective, safer, more convenient to administer or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. It is possible that our competitors might receive FDA or other regulatory approval for their products before us. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

Our most advanced product candidate, eptinezumab, is still in clinical development and its risk of failure is high. It is impossible to predict when or if eptinezumab or any of our existing or future product candidates will prove effective and safe enough to receive regulatory approval.

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

Eptinezumab is a biologic and therefore requires complex production processes. Transferring the production process to a new manufacturer would be particularly difficult, time-consuming and expensive and may not yield comparable product. Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities necessary to manufacture eptinezumab and any other product candidates we may develop is limited, and may be expensive and take a significant amount of time to arrange for alternative suppliers. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us. In May 2017, we obtained input from the FDA regarding data requirements necessary to support comparability between eptinezumab used in our studies and our proposed commercial manufacturing of the drug. We currently anticipate that our data package will include, among other things, a study showing pharmacokinetic comparability between eptinezumab used in clinical trials and our commercial supply.

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services, improve quality of care, and expand access to coverage. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures.  However, in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In March 2017, following the passage of a budget resolution for fiscal year 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act, which, if enacted, would have amended or repealed significant portions of the ACA. Significant action by both houses of Congress to repeal and replace ACA continues to progress. We cannot know how efforts to repeal and replace the ACA or any future healthcare reform legislation will impact our business.

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

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

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

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could harm our business. In addition, we are currently appealing a decision in an opposition proceeding involving the granted European patent of one of our potential competitors.

Third parties may assert infringement claims against us, or other parties we have agreed to indemnify, based on existing patents or patents that may be granted in the future. We are aware of third-party patents and patent applications containing granted claims relating to CGRP antibodies and the therapeutic use of CGRP antibodies to treat conditions including migraine. Furthermore, since patent applications are published some time after filing, and because applications can take several years to issue, there may be additional currently pending third party patent applications that are unknown to us, which may later result in issued patents.

We may initiate litigation or other legal proceedings with respect to patents held by others. For example, in July 2014, we and Eli Lilly and Company each filed an opposition to a European patent issued to Teva (Labrys) requesting that such patent be revoked in its entirety. In an oral proceeding held in Munich, Germany on November 18, 2016, the Opposition Division, or OD, of the European Patent Office, or EPO, issued a ruling revoking all claims in the patent relating to CGRP antagonist antibodies and maintaining but narrowing claims relating to the use of CGRP antagonist antibodies in human therapy to the prevention or treatment of headache such as migraine and cluster headache. The written decision consistent with the oral ruling was issued in February 2017. We are pursuing an appeal based on our continued firm belief that the patent claims that were maintained and narrowed were nevertheless improperly granted by the EPO and upheld by the OD, and should be revoked in their entirety on appeal for the reasons set forth in the opposition. For the reasons set forth in our opposition, we continue to firmly believe the patent should be revoked in its entirety. However, we   cannot predict the specific timing or outcome of events or matters described above, or the impact of the November 18, 2016 decision on our business. On March 31, 2017, we filed a notice of appeal with the OD. On June 12, 2017, we submitted our statement setting out the grounds of appeal with respect to the decision of the OD of the EPO in the opposition to such patent. Eli Lilly and Company and Teva have also appealed the OD’s decision. We plan to take action seeking to invalidate certain granted and pending Teva (Labrys) U.S. applications.

Because of the inevitable uncertainty in intellectual property legal proceedings, the European opposition appeal referenced above, or any other future proceeding, may not ultimately be resolved in our favor regardless of our perception of the merits. If we lose such a proceeding, or are found to infringe a third party’s intellectual property rights in any jurisdiction, we may not be to engage in commercialization and related activities for a product candidate for its intended use in such jurisdiction without obtaining a license from such third party. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including in the United States treble damages if we are found to have willfully infringed a patent, and attorneys’ fees. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since January 1, 2015, the reported sale price of our common stock has fluctuated between $9.30 and $54.90 per share. For example, on June 26, 2017 prior to our announcement of our PROMISE 1 data, the closing price of our common stock was $18.70 per share. Following the announcement of our PROMISE 1 data, the closing price of our common stock on June 27, 2017 was $13.48, and since that date the reported sale price of our common stock has been as low as $9.30 per share.

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

Sales of a substantial number of shares of our common stock into the public market could occur at any time. We may issue shares of our common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt-to-equity, to satisfy our obligations upon the exercise of options, or for other reasons. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock.

In addition, as of June 30, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 6,964,427 shares of common stock. As of June 30, 2017, there were also 1,958,564 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 1,249,093 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

Moreover, as of June 30, 2017, holders of an aggregate of up to approximately 3.7 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Alder BioPharmaceuticals, Inc.
Date: August 8, 2017	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: August 8, 2017	By:	/s/ Larry K. Benedict
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

101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.