Form 10-Q
period 2017-09-30
ALDER BIOPHARMACEUTICALS INC
filed 2017-11-07
CIK 1423824

cc

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017 the registrant had 67,760,656 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2017

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

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2017	2016
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$87,334	$116,216
Short-term investments	243,551	235,651
Prepaid expenses and other assets	17,590	40,380
Inventory	936	936
Total current assets	349,411	393,183
Property and equipment, net	6,471	7,076
Restricted cash	10,000	—
Investment in unconsolidated entity	402	865
Other assets	30	8,030
Total assets	$366,314	$409,154
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$22,585	$10,361
Accrued liabilities	16,013	15,437
Deferred rent	92	92
Total current liabilities	38,690	25,890
Long-term deferred rent	454	481
Total liabilities	39,144	26,371
Commitments and contingencies
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 67,715,531 and 50,368,206 shares issued and outstanding, respectively	7	5
Additional paid-in capital	940,387	761,456
Accumulated deficit	(613,152)	(378,630)
Accumulated other comprehensive loss	(72)	(48)
Total stockholders’ equity	327,170	382,783
Total liabilities and stockholders’ equity	$366,314	$409,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$—	$683	$113
Operating expenses
Cost of sales	—	—	683	113
Research and development	52,188	29,491	208,153	90,971
General and administrative	8,236	6,239	27,765	18,750
Total operating expenses	60,424	35,730	236,601	109,834
Gain on license of clazakizumab	—	—	—	1,050
Loss from operations	(60,424)	(35,730)	(235,918)	(108,671)
Other income (expense)
Interest income	763	549	1,686	1,493
Foreign currency gain (loss)	231	(31)	124	(263)
Other income	49	172	49	172
Total other income, net	1,043	690	1,859	1,402
Net loss before equity in net loss of unconsolidated entity	(59,381)	(35,040)	(234,059)	(107,269)
Equity in net loss of unconsolidated entity	(184)	(94)	(463)	(94)
Net loss	$(59,565)	$(35,134)	$(234,522)	$(107,363)
Net loss per share - basic and diluted	$(0.92)	$(0.70)	$(4.25)	$(2.25)
Weighted average number of common shares used in net loss per share - basic and diluted	64,526,519	50,226,588	55,168,433	47,763,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss	$(59,565)	$(35,134)	$(234,522)	$(107,363)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(4)	(20)	(24)	540
Foreign currency translation income, net of tax	—	—	—	21
Total other comprehensive income (loss)	(4)	(20)	(24)	561
Comprehensive loss	$(59,569)	$(35,154)	$(234,546)	$(106,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Operating activities
Net loss	$(234,522)	$(107,363)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash gain on license of clazakizumab in exchange for investment in unconsolidated entity	—	(1,050)
Equity in net loss of unconsolidated entity	463	94
Depreciation and amortization	2,238	1,014
Stock-based compensation	16,722	9,859
Other non-cash charges, net	157	222
Changes in operating assets and liabilities
Prepaid expenses and other assets	30,790	(14,264)
Inventory	—	(936)
Accounts payable	12,512	968
Accrued liabilities	576	3,289
Deferred rent	(27)	12
Net cash used in operating activities	(171,091)	(108,155)
Investing activities
Purchases of investments	(243,822)	(134,026)
Proceeds from maturities of investments	235,590	75,695
Proceeds from sales of investments	151	—
Purchases of property and equipment	(1,996)	(5,562)
Proceeds from sale of property and equipment	—	5
Net cash used in investing activities	(10,077)	(63,888)
Financing activities
Proceeds from issuance of common stock, net of offering costs	161,557	134,871
Proceeds from exercise of stock options and employee stock purchase plan	729	1,291
Net cash provided by financing activities	162,286	136,162
Effect of exchange rate changes on cash	—	21
Net decrease in cash, cash equivalents and restricted cash	(18,882)	(35,860)
Cash, cash equivalents and restricted cash
Beginning of period	116,216	206,492
End of period	$97,334	$170,632

Supplemental disclosures:
Offering costs included in accounts payable and accrued liabilities	$75	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$140	$434

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

On July 18, 2017, the Company completed an underwritten public offering of 17,250,000 shares of common stock, which included 2,250,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares. The Company received $161.5 million in net proceeds, after deducting underwriting discounts and commissions of $10.4 million and offering expenses of $0.7 million.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk

The Company is exposed to credit risk from its deposits of cash, cash equivalents, short-term investments and restricted cash in excess of amounts insured by the Federal Deposit Insurance Corporation.

Restricted Cash

The Company had restricted cash of $10.0 million as of September 30, 2017, classified as a non-current asset on the condensed consolidated balance sheets.  The funds are placed in an escrow account pursuant to a contractual agreement with a third-party manufacturer and will be used for payments under that agreement in 2019.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows.

	September 30,	December 31,
	2017	2016
	(in thousands)

Cash and cash equivalents	$87,334	$116,216
Restricted cash	10,000	—
Total cash, cash equivalents, and restricted cash shown in the condensed consolidated statement of cash flows	$97,334	$116,216

Other Non-Current Assets

As of December 31, 2016, other non-current assets included an $8.0 million fee paid to a third party to secure additional production capacity. Upon execution of a binding agreement in March 2017, this payment was characterized as a non-refundable payment and recognized as research and development expense during the first quarter ended March 31, 2017.

Liquidity and Going Concern

On July 18, 2017, the Company received $161.5 million in net proceeds from an underwritten public offering of common stock. The Company estimates the available cash, cash equivalents and short-term investments as of September 30, 2017 will be sufficient to meet its projected operating requirements for at least the next twelve months from the filing date of these financial statements. The Company will need to obtain substantial additional funding to develop and commercialize eptinezumab and other clinical programs as currently contemplated. The Company expects to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall. This ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. This ASU will become effective for annual periods beginning after December 15, 2018. The Company expects adopting this ASU will result in an increase in the assets and liabilities on its condensed consolidated balance sheets and will have no impact on its condensed consolidated statements of operations and statement of cash flows.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash, which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the condensed consolidated statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  This ASU will become effective for annual periods beginning after December 15, 2017. Early adoption is permitted and is required to be applied retrospectively. The Company early adopted this ASU and retrospectively applied the change to the condensed consolidated statement of cash flows for the nine months ended September 30, 2017. Upon the adoption, amounts described as restricted cash are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the condensed consolidated statements of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU will become effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.

The Company has reviewed other recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net loss (in thousands)	$(59,565)	$(35,134)	$(234,522)	$(107,363)
Denominator
Weighted average common shares outstanding - basic and diluted	64,526,519	50,226,588	55,168,433	47,763,913
Net loss per share - basic and diluted	$(0.92)	$(0.70)	$(4.25)	$(2.25)

The following weighted average numbers of outstanding stock options and employee stock purchase plan awards were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2017 and 2016 because including them would have had an anti-dilutive effect.  Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	6,961,319	4,495,289	6,577,051	4,172,383
Employee stock purchase plan	72,998	27,050	164,911	70,560
	7,034,317	4,522,339	6,741,962	4,242,943

4.	Short-term Investments

Short-term investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of September 30, 2017
U.S. government agency obligations maturing in one year or less	$243,621	$1	$(71)	$243,551
Total available-for-sale securities	$243,621	$1	$(71)	$243,551

Type of security as of December 31, 2016
Negotiable certificates of deposit maturing in one year or less	$11,000	$1	$(4)	$10,997
U.S. government agency obligations maturing in one year or less	224,697	27	(70)	224,654
Total available-for-sale securities	$235,697	$28	$(74)	$235,651

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  There were no realized gains or losses on sales of available-for-sale securities in the three and nine months ended September 30, 2017 and 2016.

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

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of September 30, 2017
Cash equivalents
Money market funds	$67,430	$—	$—	$67,430
Short-term investments
U.S. government agency obligations	—	243,551	—	243,551
Restricted cash
Money market funds	10,000	—	—	10,000
	$77,430	$243,551	$—	$320,981

As of December 31, 2016
Cash equivalents
Money market funds	$111,149	$—	$—	$111,149
Short-term investments
Negotiable certificates of deposit	—	10,997	—	10,997
U.S. government agency obligations	—	224,654	—	224,654
	$111,149	$235,651	$—	$346,800

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

As of September 30, 2017, the Company held $0.9 million in inventory of finished goods related to clazakizumab on its condensed consolidated balance sheet. Clazakizumab has not received regulatory approval for commercial sale and the related inventory is currently held only for resale associated with the Vitaeris agreement. The Company values inventory at the lower of cost or market value which is determined using the specific identification basis. Inventory is reduced to net realizable value for excess, obsolete or unsalable inventory.

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the condensed consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s condensed consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. The Company recorded $0.2 million and $ 0.5 million in equity in net loss with respect to Vitaeris for the three and nine months ended September 30, 2017, respectively. The carrying value of the Company’s investment in Vitaeris is $0.4 million as of September 30, 2017, which is classified as a non-current asset. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

7.	Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	September 30,	December 31,
	2017	2016
	(in thousands)
Compensation and benefits	$6,084	$4,833
Contracted research and development	9,235	9,837
Professional services and other	694	767
	$16,013	$15,437

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

In our Phase 2b clinical trial for the prevention of chronic migraine and our first Phase 3 pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1) for the prevention of frequent episodic migraine, eptinezumab has demonstrated:

1.

Rapid speed to clinical benefit: Patients experienced a clinically meaningful reduction in the number of migraine days in as little as 24 to 48 hours after a single administration via infusion. This means their migraine prevention benefit started as soon as 1-2 days following treatment. In these trials, chronic and frequent episodic migraine patients experienced maximum efficacy in 1-4 weeks after a single dose of eptinezumab.

2.

Efficacy: Approximately one-third of the patients in these trials experienced a 75 percent reduction in their number of migraine days each month starting 1-4 weeks after a single administration of eptinezumab.

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

We plan to submit our BLA to the FDA for our infusion formulation of eptinezumab in the second half of 2018. The pivotal trial program in support of our BLA submission consists of PROMISE 1, a second pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2) evaluating eptinezumab for the prevention of chronic migraine and a single open-label Phase 3 clinical trial. PROMISE 1 commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 3 months for one year in 888 patients with frequent episodic migraine, defined as four to 14 migraine days per month. PROMISE 2 commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab administered via infusion once every 3 months for six months in approximately 1,050 patients with chronic migraine, defined as 15 or more headache days per month, with features of migraine on at least eight days per month. The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab administered via infusion once every 3 months for one year in approximately 120 patients with chronic migraine. On June 27, 2017, we announced top-line results from PROMISE 1, showing that eptinezumab met the primary and key secondary endpoints. We have completed enrollment in PROMISE 2 and the open-label trial and expect to announce top-line results from each of these trials in the first half of 2018. We are also focused on executing key chemistry, manufacturing and controls, or CMC, activities supporting our BLA submission, including a pharmacokinetic comparability to be conducted in 2018 to ensure commercial readiness of supply upon launch.

Based on the potential market for our infusion formulation of eptinezumab, the strength of eptinezumab’s profile and supportive feedback we have received from the physician community, we have determined the most prudent use of our limited resources in the near term is in support of our planned BLA filing. With respect to a subcutaneous route of administration, we believe it is potentially an important way to enhance the value of eptinezumab and will continue our work following our BLA filing, at which point we expect to provide an update on our strategy and future plans for this route of administration.

Assuming our infusion formulation of eptinezumab is approved by the FDA, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force of 75 to 125 people. We believe that these neurologists and headache centers treat the highest proportion of the five million chronic and severe frequent episodic migraine patients described above. This group consists of an estimated 3,000 migraine specialists, which we refer to as interventionalists, of whom we estimate 77 percent have previously prescribed infusion therapies for migraine and 63 percent have in-house infusion capabilities. We believe a significant number of these interventionalists are interested in growing their migraine procedure base and have infrastructure in place to handle patient flow, product supply and reimbursement support. To maximize the potential commercial opportunity of eptinezumab while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure, while improving access for physicians and patients. We also intend to seek approval for eptinezumab in the European Union and other jurisdictions outside the United States.

Our product candidate pipeline also includes ALD1910, a preclinical monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). ALD1910 is undergoing investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor. Our third pipeline candidate is clazakizumab, designed to block the pro-inflammatory cytokine IL-6. In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia, that is pursuing innovative therapeutic indications in chronic inflammatory diseases. Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

Corporate and Other Financial Information

We were incorporated in 2002 and have not generated any product revenue. Through September 30, 2017, our operations have been primarily funded by $783.2 million of net proceeds in public offerings, $111.4 million in private placements of our capital stock, and $135.0 million in upfront payments, milestones and research and development payments from our former collaborators and government grants.

On July 18, 2017, we received $161.5 million in net proceeds from an underwritten public offering of common stock. We believe that our available cash, cash equivalents and short-term investments as of September 30, 2017, will be sufficient to meet our projected operating requirements for at least the next twelve months from the filing date of this report.

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

Financial Operations Overview

Revenues and Cost of Sales

We recognized $0.7 million in revenue and cost of sales for the nine months ended September 30, 2017 and $0.1 million in revenue and costs of sales for the nine months ended September 30, 2016 relating to the sale of drug supply inventory to Vitaeris at cost. We did not recognize any revenue or cost of sales for the three months ended September 30, 2017 and 2016. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

We expect increases in our research and development expenses for the foreseeable future as we continue the development of eptinezumab and advance ALD1910 and our future product candidates into clinical development. The timing and amount of research and development expenses incurred will depend largely upon the outcomes of current and future clinical trials for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenue and Cost of Sales

We recognized $0.7 million in revenue and cost of sales for the nine months ended September 30, 2017 and $0.1 million in revenue and costs of sales for the nine months ended September 30, 2016 relating to the sale of drug supply inventory to Vitaeris at cost. We did not recognize any revenue or cost of sales for the three months ended September 30, 2017 and 2016.

Research and Development Expenses

Research and development expenses incurred in the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2017	2016	% change	2017	2016	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
Eptinezumab	$35,402	$18,034	96%	$158,666	$53,808	195%
ALD1613	—	358	(100%)	—	6,171	(100%)
ALD1910	866	—	—	2,462	—	—
Unallocated internal costs:
Preclinical discovery and development	4,890	4,552	7%	15,277	13,376	14%
Pharmaceutical operations	6,093	4,482	36%	17,644	12,817	38%
Clinical development	4,937	2,065	139%	14,104	4,799	194%
Total research and development expenses	$52,188	$29,491	77%	$208,153	$90,971	129%

Research and development expenses increased by $22.7 million, or 77%, for the three months ended September 30, 2017 compared to the same period in 2016. During the three months ended September 30, 2017, external costs incurred for eptinezumab increased by $17.4 million, or 96%. The increased level of spending for eptinezumab was primarily due to an additional $11.8 million in manufacturing costs for commercial readiness activities and drug supply in support of planned and ongoing clinical trials, an additional $4.2 million in clinical trial costs and $1.4 million in process development activities. Unallocated internal costs also increased by $4.8 million due primarily to an increase in salaries expense of $1.8 million and an increase in stock-based compensation expense of $1.4 million, both resulting from a 24% increase in our research and development headcount, and $1.6 million in professional, general services, and facilities-related costs to support our ongoing and planned clinical trials and other development activities.

Research and development expenses increased by $117.2 million, or 129%, for the nine months ended September 30, 2017 compared to the same period in 2016. During the nine months ended September 30, 2017, external costs incurred for eptinezumab increased by $104.9 million, or 195%. The increased level of spending for eptinezumab was primarily due to an additional $82.8 million in manufacturing costs for commercial readiness activities and drug supply in support of planned and ongoing clinical trials, an additional $19.7 million in clinical trial costs and $2.4 million in process development activities. External costs for ALD1613 decreased $6.2 million because we terminated the development of this product candidate in mid-2016. External costs for ALD1910 increased by $2.5 million as we continued to advance the program. Unallocated internal costs also increased by $16.0 million due primarily to an increase in salaries expense of $7.0 million, an increase in stock-based compensation expense of $3.9 million and an increase in facilities-related expenses of $1.7 million in the nine months ended September 30, 2017 as a result of a 36% increase in our research and development headcount to support our ongoing and planned clinical trials and other development activities. Consulting fees increased $2.4 million to support our programs.

General and Administrative Expenses

General and administrative expenses increased by $2.0 million, or 32%, for the three months ended September 30, 2017 compared to the same period of 2016. The increase was primarily due to an increase in stock-based compensation expense and salaries due to a 30% increase in headcount, and an increase in professional fees and other administrative costs primarily to support commercial readiness activities.

General and administrative expenses increased by $9.0 million, or 48%, for the nine months ended September 30, 2017 compared to the same period of 2016. The increase was primarily due to an increase in stock-based compensation expense of $2.9 million and an increase of $2.2 million in salaries expense, both resulting from a 39% increase in general and administrative headcount, as well as an increase of $3.9 million in professional fees and other administrative costs primarily to support commercial readiness activities. We anticipate increases in general and administrative expenses for commercial marketing as we build out our commercial readiness infrastructure and product launch plans for eptinezumab.

Interest Income

The increase in interest income for the three and nine months ended September 30, 2017 was primarily due to a higher average interest rate compared to the same period of 2016.

Gain on License of Clazakizumab

In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris. We recognized a gain on the license agreement of $1.1 million in the nine months ended September 30, 2016. We did not recognize any gain on the license of clazakizumab in the three months ended September 30, 2017 and 2016, or the nine months ended September 30, 2017.

Foreign Currency Loss

We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency gain of $0.2 million and $0.1 million in the three and nine months ended September 30, 2017, respectively, and a net foreign currency loss of $31,000 and $0.3 million in the three and nine months ended September 30, 2016, respectively, due primarily to fluctuations in both years in the exchange rates of the British pound relative to the U.S. dollar.

Other Income

Other income primarily represents incentive payments received by our Australian subsidiary from the Australian government for eligible research and development expenditures in the prior calendar year. We received $49,000 in the three and nine months ended September 30, 2017 and $0.2 million in the three and nine months ended September 30, 2016. The decrease was due to lower level of eligible expenditures in Australia.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag. We recognized $0.2 million and $0.5 million in equity in net loss for the three and nine months ended September 30, 2017, respectively. We recognized $0.1 million in equity in net loss for the three and nine months ended September 30, 2016.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners. As of September 30, 2017, we had an accumulated deficit of $613.2 million and cash, cash equivalents and short-term investments of $330.9 million, consisting of cash, money market funds and U.S. government agency obligations, and restricted cash of $10.0 million. On July 18, 2017, we completed an underwritten public offering of 17,250,000 shares of common stock resulting in net proceeds of $161.5 million, after deducting underwriting discounts, commissions and offering expenses. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents and short-term investments as of September 30, 2017 will be sufficient to meet our projected operating requirements for at least the next twelve months from the filing date of this report. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization sooner than planned.  We will also need to obtain substantial additional sources of funding to develop and commercialize eptinezumab and other clinical programs as currently contemplated.  We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

In the nine months ended September 30, 2017 we early adopted ASU 2016-18, Statement of Cash Flows – Restricted Cash and retrospectively applied the change to the statement of cash flows. As of September 30, 2017, we had $10.0 million in restricted cash which is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2017	2016
	(in thousands)
Net cash used in operating activities	$(171,091)	$(108,155)
Net cash used in investing activities	(10,077)	(63,888)
Net cash provided by financing activities	162,286	136,162

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and changes in the components of working capital.  Net cash used in operating activities was $171.1 million in the nine months ended September 30, 2017 compared to $108.2 million during the same period in 2016. The $62.9 million increase in net cash used in operating activities in the nine months ended September 30, 2017 compared to the same period in 2016 was driven primarily by an increase in net loss of $127.2 million, of which $31.6 million was due to the recognition of manufacturing expenses in support of our commercial readiness activities for eptinezumab which were prepaid at December 31, 2016 and therefore did not use cash in the nine months ended September 30, 2017.  Other changes which also increased cash used in operating activities compared to the prior year period were due to a decrease of $2.7 million in the change in accrued liabilities offset by an increase in stock-based compensation of $6.9 million due to increases in headcount to support our programs under development, and an increase in the change in accounts payable of $11.5 million.

Cash Used in Investing Activities

Net cash used in investing activities was $10.1 million in the nine months ended September 30, 2017, compared to net cash used in investing activities of $63.9 million during the same period in 2016. The decrease of $53.8 million in net cash used by investing activities was primarily due to a change in purchases of investments offset by proceeds of maturities of investments. Purchases of property and equipment used cash of $2.0 million and $5.6 million in the nine months ended September 30, 2017 and 2016, respectively.

Cash Provided by Financing Activities

Net cash provided by financing activities was $162.3 million in the nine months ended September 30, 2017 due to the July 2017 public offering in which we received proceeds of $161.5 million net of underwriting discounts, commissions, and offering costs and $0.7 million from the exercise of stock options and purchases under the employee stock purchase plan.

Net cash provided by financing activities was $136.2 million in the nine months ended September 30, 2016 due to the April 2016 public offering in which we received proceeds of $134.9 million net of underwriting discounts, commissions, and offering costs and $1.3 million from the exercise of stock options and purchases under the employee stock purchase plan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2017.

Contractual Obligations

Our contractual obligations as of September 30, 2017 were as follows:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Operating lease obligations(1)	$8,692	$1,370	$4,435	$2,887	$—
License agreements(2)	775	60	180	180	355
Purchase obligations(3)	12,163	12,163	—	—	—
Contract manufacturing obligations(4)	215,379	65,446	149,933	—	—
Total contractual obligations	$237,009	$79,039	$154,548	$3,067	$355

(1)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

(4)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of September 30, 2017 under agreements with third-party contract manufacturing organizations for larger scale production of eptinezumab. This includes obligations for which we have placed $10.0 million in an escrow account which is classified as non-current restricted cash on our condensed consolidated balance sheet. We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

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

There have been no significant and material changes in our critical accounting policies during the nine months ended September 30, 2017, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our 2016 Form 10-K. We believe that the accounting policies discussed in our 2016 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2017, we had cash, cash equivalents, short-term investments and restricted cash of $340.9 million consisting of cash, money market funds, and U.S. government agency obligations, and restricted cash of $10.0 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.7 million in the fair value of our investments as of September 30, 2017. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.3 million over the next twelve months based on our investment balance at September 30, 2017.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in various countries in Europe. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros.  We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies, as well as fluctuations in British pounds and Swiss francs. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of September 30, 2017, we held the U.S. dollar equivalent of $3.2 million in British pounds and approximately $1.3 million in other foreign currencies. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pounds, Swiss francs, Australian dollars, and Euros from the September 30, 2017 rate would have increased/decreased our total unrealized foreign currency loss on our holdings by approximately $0.4 million. For the three and nine months ended September 30, 2017, we recorded net foreign currency gains of $0.2 million and $0.1 million, respectively.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 24, 2017, we submitted our response to the statement setting out the grounds of appeal submitted by Teva in June 2017 with respect to the decision of the Opposition Division, or OD, of the European Patent Office, or EPO, in the opposition to Teva’s European Patent No. 1957106 B1 disclosed in “Item 3. Legal Proceedings” in our 2016 Form 10-K and in “Item 1. Legal Proceedings” in our Quarterly Reports on Form 10-Q for each of the quarterly periods ended March 31, 2017 and June 30, 2017. In October 2017, Eli Lilly and Teva also submitted responses in the appeal proceeding in October 2017. We continue to firmly believe that the use claims that were maintained and narrowed by the OD were nevertheless improperly granted by the EPO and upheld by the OD, and should be revoked in their entirety on appeal for the reasons set forth in our grounds of appeal.  There were no other material changes with respect to such matters during the period covered by this report.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the nine months ended September 30, 2017, our net loss was $234.5 million, and as of September 30, 2017, we had an accumulated deficit of $613.2 million.

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

•

entering into collaboration agreements with third parties with respect to eptinezumab, ALD1910 or our other product candidates for their development and commercialization in the United States or in international markets, and the continued financial and other support of these third parties under such collaboration agreements;

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

We are primarily focused on the advancement of eptinezumab through the clinical development process, as well as the advancement of the ALD1910 program and future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds. We will need to obtain substantial additional sources of funding to develop and commercialize eptinezumab and other clinical programs as currently contemplated. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our eptinezumab development program or grant rights in the United States, as well as outside the United States, to eptinezumab to one or more partners. As of September 30, 2017, we had $330.9 million in cash, cash equivalents and short-term investments, and $10.0 million in restricted cash. On July 18, 2017, we completed an underwritten public offering of 17,250,000 shares of common stock resulting in net proceeds of $161.5 million, after deducting underwriting discounts, commissions, and offering expenses. We believe that our available cash, cash equivalents and investments as of September 30, 2017, will be sufficient to meet our projected operating requirements for at least the next twelve months from the filing date of this report.

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

Eptinezumab is our only product candidate currently in clinical trials. We have invested a significant portion of our efforts and financial resources into the development of eptinezumab to prevent migraines. Our ability to generate revenues from products, which we do not expect to occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and eventual commercialization of eptinezumab. The success of eptinezumab and our other product candidates will depend on several factors, including the following:

•

successful enrollment in, and completion of, clinical trials, including our PROMISE 1, PROMISE 2 and open-label Phase 3 clinical trials and the pharmacokinetic comparability study of our commercial supply of eptinezumab for our initial Biologics License Application, or BLA, submission;

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

In some cases, we utilize novel mechanisms of action to treat diseases that have not previously been addressed by antibody therapies. We or any of our future collaborators may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our or any of our future collaborators’ ability to receive regulatory approval or commercialize our product candidates, including the following:

•

clinical trials of our product candidates, in particular our PROMISE 1, PROMISE 2 and open-label Phase 3 clinical trials, and the pharmacokinetic comparability study of our commercial supply of eptinezumab for our initial BLA submission, may produce negative or inconclusive results, and we or any of our future collaborators may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

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

Currently in the United States, there are relatively few medications approved for the prevention of frequent episodic and chronic migraines, and no approved drug procedure for prevention for frequent episodic migraine (by which we mean a healthcare provider-administered drug product falling under medical benefit reimbursement, as opposed to pharmacy benefit reimbursement). Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Medications commonly used for prevention of frequent episodic and chronic migraine include beta blockers such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for frequent episodic migraine. There are also several other companies, Amgen, Eli Lilly and Teva, that are developing CGRP blocking therapies using monoclonal antibodies similar to eptinezumab designed for subcutaneous administration by patients. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. We are aware that Amgen, Eli Lilly and Teva have announced that they have made BLA submissions in 2017 for their competing CGRP therapies, which, if approved, would enable them to commercialize their CGRP therapies before we are able to do so with eptinezumab.

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

We can provide no assurance that we will be able to enroll patients in any ongoing or planned clinical trial at a sufficient pace to complete the clinical trials within our projected time frame. Completing ongoing and future migraine trials will require us to continue to activate new clinical trial sites and to enroll patients at forecasted rates at both new and existing clinical trial sites. Our forecasts regarding the rates of clinical site activation and patient enrollment at those sites are based on a number of assumptions, including assumptions based on experience with prior eptinezumab clinical trials. However, there can be no assurance that those forecasts will be accurate or that we will complete our ongoing and planned eptinezumab trials on schedule. During the initial months of our clinical trials, the number of clinical sites activated and the number of patients enrolled at each clinical site per month could be lower than we have forecasted and, as a result, we might need to make a number of adjustments to the clinical trial plan, including increasing the number of clinical trial sites. We can provide no assurance that those adjustments will be sufficient to enable us to complete the trials within our anticipated time frame. In addition, we may determine it necessary to increase the target number of patients to be enrolled in a clinical trial, which could extend the time necessary to complete such clinical trial. If we experience delays in enrollment, our ability to complete the trials could be materially adversely affected.

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

Eptinezumab is a biologic and therefore requires complex production processes. Transferring the production process to a new manufacturer would be particularly difficult, time-consuming and expensive and may not yield comparable product. Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities necessary to manufacture eptinezumab and any other product candidates we may develop is limited, and may be expensive and take a significant amount of time to arrange for alternative suppliers. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us. Our CMC activities supporting our planned BLA submission for eptinezumab includes a pharmacokinetic comparability study to be conducted in 2018 to ensure commercial readiness of supply upon launch.

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

We have used our proprietary antibody platform for the selection of monoclonal antibodies to create eptinezumab, ALD1910 and other future product candidates that we are currently evaluating. We are at an early stage of development and our platform has not yet, and may never, lead to approved or commercially successful products. Even if we are successful in continuing to build our pipeline, the future product candidates that we evaluate may not be suitable for clinical development, including as a result of their harmful side-effects, limited efficacy or other characteristics that make it unlikely such product candidates will receive regulatory approval or achieve commercial success. If we do not successfully develop and commercialize product candidates using our proprietary antibody platform, we may not be able to obtain product or collaboration revenues in future periods, which would harm our business and prospects.

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services, improve quality of care, and expand access to coverage. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in 2010. The ACA contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures.  However, in January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In Congress, the U.S. House of Representatives passed ACA replacement legislation known as the American Health Care Act of 2017 in May 2017, which was not introduced in the Senate. More recently, the Senate Republicans have proposed multiple bills to repeal and replace portions of the ACA. Although none of these measures have been enacted, Congress may consider other legislation to repeal or replace certain elements of the ACA. On October 12, 2017, President Trump signed another Executive Order directing certain federal agencies to propose regulations or guidelines to permit small businesses to form association health plans, expand the availability of short-term, limited duration insurance, and expand the use of health reimbursement arrangements, which may circumvent some of the requirements for health insurance mandated by the ACA. We cannot know how efforts to repeal and replace the ACA or any future healthcare reform legislation will impact our business.

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

We may initiate litigation or other legal proceedings with respect to patents held by others. For example, in July 2014, we and Eli Lilly each filed an opposition to a European patent issued to Teva requesting that such patent be revoked in its entirety. In an oral proceeding held in Munich, Germany on November 18, 2016, the Opposition Division, or OD, of the European Patent Office, or EPO, issued a ruling revoking all claims in the patent relating to CGRP antagonist antibodies and maintaining but narrowing claims relating to the use of CGRP antagonist antibodies in human therapy to the prevention or treatment of headache such as migraine and cluster headache. The written decision consistent with the oral ruling was issued in February 2017. We are pursuing an appeal based on our continued firm belief that the patent claims that were maintained and narrowed were nevertheless improperly granted by the EPO and upheld by the OD, and should be revoked in their entirety on appeal for the reasons set forth in the opposition.  However, we   cannot predict the specific timing or outcome of events or matters described above, or the impact of the November 18, 2016 decision on our business. On March 31, 2017, we filed a notice of appeal with the OD. On June 12, 2017, we submitted our statement setting out the grounds of appeal with respect to the decision of the OD of the EPO in the opposition to such patent. Eli Lilly and Teva have also appealed the OD’s decision. On October 24, 2017, we submitted our response to the statement setting out the grounds of appeal submitted by Teva in June 2017 with respond to the OD’s decision. Eli Lilly and Teva also submitted responses in the appeal proceeding in October 2017. We plan to take action seeking to invalidate certain granted and pending Teva U.S. applications.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since January 1, 2015, the reported sale price of our common stock has fluctuated between $8.60 and $54.90 per share. For example, on June 26, 2017 prior to our announcement of our PROMISE 1 data, the closing price of our common stock was $18.70 per share. Following the announcement of our PROMISE 1 data, the closing price of our common stock on June 27, 2017 was $13.48, and since that date the reported sale price of our common stock has been as low as $8.60 per share.

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

In addition, as of September 30, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 6,957,227 shares of common stock. As of September 30, 2017, there were also 1,958,564 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 1,249,093 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

Moreover, as of September 30, 2017, holders of an aggregate of up to approximately 3.7 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alder BioPharmaceuticals, Inc.
Date: November 7, 2017	By:	/s/ Randall C. Schatzman
Randall C. Schatzman
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: November 7, 2017	By:	/s/ Larry K. Benedict
Larry K. Benedict
Executive Vice President and Principal Accounting Officer
(Principal Financial and Accounting Officer)