Form 10-K
period 2017-12-31
ALDER BIOPHARMACEUTICALS INC
filed 2018-02-26
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on The NASDAQ Stock Market on June 30, 2017, the last business day of its most recently completed second fiscal quarter, was $521,188,657.  Excludes an aggregate of 4,943,325 shares of the Registrant’s common stock held as of such date by officers, directors and stockholders that the Registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2018 was 67,844,820.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”).

Alder BioPharmaceuticals, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2017

In this Annual Report on Form 10-K, “we,” “our,” “us,” “Alder,” and “the Company” refer to Alder BioPharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries. “Alder,” “Alder BioPharmaceuticals” and the Alder logo are the property of Alder BioPharmaceuticals, Inc. This report contains references to our trademarks and trade names and to trademarks and trade names belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trademarks or trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Company Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic antibodies with the potential to meaningfully transform the treatment paradigm in migraine. All of our product candidates were discovered and developed by Alder scientists using our proprietary antibody technology platform coupled with a deliberate approach to design and select candidates with properties that we believe optimize the therapeutic potential for patients and commercial competitiveness.

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our most advanced solely-owned product candidate, in order to maximize its therapeutic and commercial potential. Eptinezumab is being evaluated in a pivotal trial program for the prevention of migraine, with a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) planned for the second half of 2018. Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million people in the United States are candidates for a migraine prevention therapeutic. Of these candidates for migraine prevention, we estimate that there are between five million to seven million people living with episodic and chronic migraine who are the most highly impacted patients, and they typically experience eight or more migraine days per month. Current preventative migraine treatment options, available in the market today, are challenged by safety, efficacy and tolerability limitations. Epidemiologic studies suggest that approximately 38% of migraineurs would benefit from preventive therapies, but only 11% currently receive them. As a result, we believe there is a significant, unmet need for new treatment and prevention options. We plan to focus our initial commercialization efforts for eptinezumab on the approximately 3,000 headache specialists that see the largest number of these highly impacted patients. We estimate this U.S. market opportunity for eptinezumab is approximately $1.5 to $2.0 billion.

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

Our deliberate approach to engineering and developing eptinezumab is designed to provide a unique clinical profile that, after a single administration via an infusion procedure, provides rapid, effective and sustained migraine prevention. We believe that this clinical profile, as supported by data from our clinical trials, will present a potentially compelling value proposition for patients, physicians, payors and our stakeholders.

Eptinezumab is the only potent and selective anti-CGRP monoclonal antibody in clinical development delivered by infusion.  We believe that eptinezumab’s design, coupled with the infusion mode of administration, provides the following key benefits:

•	High specificity and strong binding for rapid and sustained suppression of CGRP biology;
•	Allows for the total dose to be immediately active to inhibit CGRP with 100% bioavailability; and

•	Supervised medication administration has the potential to promote patient adherence while maximizing product control and consistency of delivery.

In our first Phase 3 pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1) for the prevention of frequent episodic migraine, and our second Phase 3 pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2) for the prevention of chronic migraine, eptinezumab has demonstrated:

1.	Rapid: Suppression of migraine risk is achieved on the first day post infusion:
•	On Day 1 post infusion, the risk of having a migraine was reduced by >50% versus baseline following a single administration
2.	Effective: Significant days of migraine freedom attained within 1 month following a single administration
•	Approximately 1 in 3 patients had a ≥75% reduction in migraine days within 1 month
•	More than half of patients had a ≥50% reduction in migraine days within 1 month
3.	Sustained: Migraine free days sustained for 3 months following a single administration
•	≥50% and ≥75% reductions in migraine days sustained through 3 months
•	Average 15-17% of patients had no migraines for months 1 to 3
4.	Safety and tolerability profile consistent with earlier eptinezumab studies

We plan to submit a BLA to the FDA for eptinezumab in the second half of 2018. The pivotal trial program, in support of our BLA submission, consists of PROMISE 1, PROMISE 2 and a single open-label Phase 3 clinical trial. PROMISE 1 commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab once every 3 months for one year in 888 patients with episodic migraine, defined as four to 14 migraine days per month. PROMISE 2 commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab once every 3 months for 6 months in 1,072 patients with chronic migraine, defined as 15 or more headache days per month, with diagnostic and therapeutic features of migraine being present on eight or more days per month. The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab once every 3 months for one year in approximately 120 patients with chronic migraine. On June 27, 2017, we announced top-line results from PROMISE 1, showing that eptinezumab met the primary and key secondary endpoints. On January 8, 2018, we announced top-line results from PROMISE 2, showing that eptinezumab met all primary and key secondary endpoints. We have completed enrollment in the open-label trial and expect to announce top-line results in the first half of 2018. We are also focused on executing key chemistry, manufacturing and controls, or CMC, activities supporting our BLA submission, including a pharmacokinetic comparability study to be completed in the second half of 2018 to ensure commercial readiness of supply upon launch.

Based on the strength of eptinezumab’s clinical profile, supportive feedback we have received from the physician community, and the market potential for eptinezumab delivered via a 30 minute infusion, we have determined the most prudent use of our resources in the near-term is in support of our planned BLA submission. With respect to a subcutaneous route of administration, we believe it is potentially an important way to enhance the value of eptinezumab and will provide an update on our strategy and future plans for this route of administration after we receive confirmation from the FDA that our BLA submission has been accepted for filing.

Assuming eptinezumab administered via infusion is approved by the FDA, we plan to focus our initial commercialization efforts on procedure oriented headache specialists in the United States with a specialty sales force sizing of approximately 75 to 125. We believe that these headache specialists comprise neurologists, pain specialists and primary care physicians and treat the highest proportion of the five million to seven million highly impacted migraine patients described above. We estimate this group of headache specialists to number approximately 3,000 physicians. We believe these physicians have a stronger preference for eptinezumab delivered via infusion versus self-administered anti-CGRP options due to the strength of eptinezumab’s clinical profile. These physicians utilize in-office procedures and have previously prescribed infusion therapies. We estimate that 94% of these physicians have previously prescribed an infusion therapy for migraine or other conditions. They administer infusion therapies within practice, hospital, or free-standing infusion centers. They value patient adherence benefits associated with supervised medication administration and they have an infrastructure in place for patient flow, supply and reimbursement.

We are committed to commercializing eptinezumab in the United States as a migraine prevention therapy, and are focused on capturing the full commercial value of eptinezumab globally. We recognize the potential for strategic partnerships and/or other arrangements that bring additional capabilities and infrastructure, as well as value to the program.  Thus, as a key component of our commercial readiness activities, we are actively reviewing options both globally and in the United States that will allow us to realize the full commercial potential of eptinezumab beyond what we can achieve on our own.

Our product candidate pipeline also includes ALD1910, a preclinical monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). ALD1910 is undergoing investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor. Our third pipeline candidate is clazakizumab, designed to block the pro-inflammatory cytokine IL-6. In May 2016, we licensed the exclusive worldwide rights for clazakizumab to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia. In November 2017 Alder and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including Alder, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited, (CSL), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

Our Strategic Priorities

Our goal is to build an enduring biopharmaceutical company that discovers and selects monoclonal antibodies for development and commercialization that hold the potential to meaningfully transform current treatment paradigms and offer patients innovative therapies in indications with profound medical needs. Key strategic priorities for us to achieve that goal include:

•

Continue to prioritize the clinical development activities of eptinezumab for the prevention of migraine. Our primary priority is continuing to efficiently progress the clinical development of eptinezumab as a preventative treatment for migraine, supporting our objective of a BLA submission with the FDA in the second half of 2018 and obtaining regulatory approval of eptinezumab at the earliest opportunity.

•

Optimize the commercial potential of eptinezumab by commercializing it for the prevention of migraine. We are focused on capturing the full commercial value of eptinezumab globally. We intend to continue commercial readiness activities to support commercialization of eptinezumab in the United States as a migraine prevention therapy, subject to FDA approval. We initially plan to build a specialty sales force targeting the estimated 3,000 procedure oriented headache specialists in the United States to capture what we estimate is this approximately $1.5 to $2.0 billion U.S. market opportunity for eptinezumab. We recognize the potential for strategic partnerships and/or other arrangements that bring additional capabilities and infrastructure, as well as value to the program.  Thus, as a key component of our commercial readiness activities, we are actively reviewing options both globally and in the United States that will allow us to realize the full commercial potential of eptinezumab beyond what we can achieve on our own.

•

Enhance the value of eptinezumab by maximizing its differentiating properties and clinical profile. We may explore the initiation of one or more additional clinical trials of our infusion formulation to maximize the differentiated therapeutic and commercial profile of eptinezumab.  With respect to a subcutaneous route of administration, we believe it is potentially a way to enhance the value of eptinezumab and will provide an update on our strategy and future plans for this route of administration after we receive confirmation from the FDA that our BLA submission has been accepted for filing.

•

Progress the development of ALD1910 as an additional treatment option for migraine prevention. ALD1910 is our preclinical product candidate for the prevention of migraine. We believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor and are advancing ALD1910 through IND-enabling toxicology studies to support an IND with the FDA.

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

Eptinezumab is the subject of a pivotal trial program and has been successfully evaluated in multiple clinical trials, including two Phase 3 clinical trials. Our clinical data to date demonstrates that, after a single 30 minute administration via an infusion procedure, eptinezumab provided rapid, effective and sustained migraine prevention. Eptinezumab is the only potent and selective anti-CGRP monoclonal antibody in clinical development delivered by infusion. We believe that eptinezumab’s design, coupled with the infusion mode of administration, provides the following key benefits:

•	Very high specificity and strong binding for rapid and sustained suppression of CGRP biology;
•	Allows for the total dose to be immediately active to inhibit CGRP with 100% bioavailability; and
•	Supervised medication administration has the potential to promote patient adherence while maximizing product control and consistency of delivery.

In our first Phase 3 pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1) for the prevention of frequent episodic migraine, and our second Phase 3 pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2) for the prevention of chronic migraine, eptinezumab has demonstrated:

1.	Rapid: Suppression of migraine risk is achieved on the first day post infusion:
•	On Day 1 post infusion, the risk of having a migraine was reduced by >50% versus baseline following a single administration
2.	Effective: Significant days of migraine freedom attained within 1 month following a single administration
•	Approximately 1 in 3 patients had a ≥75% reduction in migraine days within 1 month
•	More than half of patients had a ≥50% reduction in migraine days within 1 month
3.	Sustained: Migraine free days sustained for 3 months following a single administration
•	≥50% and ≥75% reductions in migraine days sustained through 3 months
•	Average 15-17% of patients had no migraines for months 1 to 3
4.	Safety and tolerability profile consistent with earlier eptinezumab studies

We believe that the emerging profile of eptinezumab, with its potential to rapidly and significantly reduce the number of migraine days that patients experience, with benefit sustained for at least three months after a single administration, including the potential for patients to experience a 75% or greater reduction in migraine days and be 100% migraine free as demonstrated during our Phase 3 clinical trials, addresses key therapeutic needs of patients and physicians and competes favorably with existing treatments and other treatments currently in development. In addition to its favorable emerging safety and efficacy profile, we believe eptinezumab has the potential for advantageous dosing regimens requiring infusions no more often than quarterly.

About Migraine

Migraine is a highly symptomatic and debilitating neurological disease; approximately 36 million Americans live with migraine. In the United States, employers lose more than $13 billion each year as a result of 113 million lost work days due to migraine. Migraine is also a significant cause of emergency rooms visits, with estimates reaching over 1 million visits annually. Each year, spending for chronic migraine, including co-morbid conditions, is $41 billion and 88% of the chronic migraine patients have at least one co-morbid condition. The smaller sector of chronic migraine patients with four or more co-morbidities accounted for $28 billion of the $41 billion total.

Migraine is a multifaceted disease associated with a hyper-excitable nervous system resulting from the complex interplay between genetics and the environment. Migraine symptoms typically include sharp or throbbing head pain along with associated aura, such as disturbed vision, sensitivity to light, sound and smells, nausea and vomiting, mood changes and cognitive difficulties. Migraine starts as an episodic disorder but becomes chronic over time as the threshold for migraine initiation is reduced, resulting in an increased frequency of migraine attacks and little or no return to normal baseline nervous system function between episodes.

Of the 36 million people in the United States living with migraine, it is estimated that approximately 13 million are candidates for a preventative therapy, including two million with disabling episodic migraine and three million with chronic migraine, representing the most highly impacted segment of the migraine patient population.

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

With some limitations and exceptions, FDA approved abortive medications are used successfully by many patients. However, for those patients living with migraine that are candidates for a preventative therapy, available treatments have limited efficacy, poor tolerability, or serious side-effects (or a combination of these) that limit patient use. Specifically, we believe that there is a need for migraine prevention therapies with improved safety and tolerability, efficacy and route of administration options to meet patient and physician needs. Both patients and physicians seek treatment options that significantly reduce the number of migraine days patients experience and are safe and well-tolerated. Additionally, how quickly the treatment prevents migraines is of particular importance to patients. Providing health care provider administered infusion therapy that allows for infrequent quarterly dosing is also important to physicians and patients to improve patient adherence while maximizing product control, consistency of delivery and patient adherence.

•

Abortive Medications. Numerous abortive medications are used for migraine. The choice for an individual patient depends on the severity of the attacks, associated symptoms, such as severity of pain, incidence of nausea and vomiting, and the patient’s treatment response. Patients most commonly use a non-steroidal anti-inflammatory drug, a 5-hydroxytryptamine–1 agonist, or triptan, or a combination of both to abort a migraine. Triptans are most effective when taken early during a migraine and may be repeated in two hours as needed, with a maximum of two doses daily. Triptans are not recommended for use more than three days a week because overuse can lead to increased frequency of migraines and medication overuse headache. Approximately 30% to 50% of patients respond to triptans but there is a high rate of recurrence of migraine within 24 hours. To avoid the development of medication overuse headache, patients are limited to no more than 10 doses of triptans a month, which may be insufficient to treat patients highly impacted with episodic or chronic migraines. This limitation can also be problematic for migraine patients who suffer from nausea and vomiting and cannot keep triptans in their systems. In addition to these limitations, triptans are also contraindicated for patients with existing, or at risk of, coronary artery disease.

•

Preventive Medications. Currently, preventive medications approved for migraine include beta blockers (such as propranolol), topiramate, sodium valproate, and botulinum toxin, or Botox. In patients highly impacted with episodic and chronic migraine, beta blockers, topiramate and sodium valproate are commonly used. These medications are often not well-tolerated by many patients because of adverse events such as cognitive impairment, nausea, fatigue and sleep disturbance. In clinical trials, complete responses, or a 100% reduction in migraine days or episodes, with topiramate were less than 6%. In the affected patient population, predominantly women of child-bearing age, the association of these agents with poor pregnancy outcomes and fetal abnormalities can limit their use.

Botox is only approved in chronic migraine patients. Approximately 47% of Botox-treated patients experience a 50% reduction in either migraine days per month or migraine frequency per month within six months, which leaves more than half of patients inadequately treated. In Phase 3 clinical trials, Botox did not report any complete responses. In addition, the dosing regimen requires approximately 31 subcutaneous injections at various sites on the head and neck which is repeated every 12 weeks if the patient has a therapeutic response and it takes two cycles of treatment (24 weeks) to achieve full benefit.

Profound Unmet Medical Need.  The utility of current preventative treatment options is challenged by limited efficacy and medication side-effects which often limit the use of migraine medications. According to the U.S. Agency for Healthcare Research and Quality, only about 12% of adults with episodic or chronic migraine for whom preventive medications are indicated are currently taking preventive medications. Further, nearly 50% of migraineurs have not used a preventative therapy and 65% discontinue migraine medication because of side effects. As a result, we believe the area of profound unmet need in migraine is for preventive therapies with improved efficacy and tolerability to treat the individuals highly impacted by episodic and chronic migraine.

Indications for preventive migraine medications may include:

•	frequency of migraine attacks greater than two per month with disability that lasts three or more days per month;
•	abortive medications fail or are overused; or
•	symptomatic medications (e.g. analgesics or anti-emetics) are contraindicated or ineffective.

We believe that highly impacted patients suffering from episodic and chronic migraine are highly motivated to seek new preventative treatment options that offer improved safety and tolerability, and better efficacy as measured by a material reduction in the number of migraine days experienced, the rapidity with which the migraines are prevented, and infrequent dosing, as compared with current options, which have safety, tolerability and efficacy limitations. We believe that a therapeutic option that addresses these limitations represents a significant opportunity to improve disease management in a substantial number of patients that are candidates for migraine prevention.

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

We believe eptinezumab holds the potential to be a transformative therapeutic and meet a profound medical need, changing the migraine prevention treatment paradigm for physicians and highly impacted patients living with episodic or chronic migraine. We are developing eptinezumab as a fast acting, highly potent, and long-acting therapeutic that modulates the activity of CGRP for the prevention of migraine in highly impacted patients with episodic or chronic migraine.

Other CGRP Directed Therapeutics.  There are no currently approved medications that directly target CGRP. Early small molecule CGRP inhibitors established that blocking CGRP was effective as an abortive treatment for migraine. However, these small molecules, which have very different properties than eptinezumab, a monoclonal antibody, had side-effects and toxicity issues that curtailed their development. These experiences further clinically validated CGRP biology as a target for migraine but suggested a different strategy for intervention be used to avoid off-target toxicity issues. Based on prior experiences of other companies targeting the CGRP pathway and our own efficacy data in the prevention of episodic migraine and chronic migraine, we believe there is compelling rationale to continue the development of a highly selective antibody, such as eptinezumab, for the prevention of migraine. In clinical trials of eptinezumab to date, involving more than 2,600 subjects, we have not observed any significant side-effects or toxicity issues.  As described under “—Competition—Eptinezumab,” there are several other CGRP inhibiting therapies currently in development that could compete with eptinezumab.

Commercial Strategy

Assuming eptinezumab administered via infusion is approved by the FDA, we plan to focus our initial commercialization efforts on procedure oriented headache specialists in the United States with a specialty sales force sizing of approximately 75 to 125. We believe that these headache specialists comprise neurologists, pain specialists and primary care physicians and treat the highest proportion of the five million to seven million highly impacted patients described above. We estimate this group of headache specialists to number approximately 3,000 physicians.  We believe these physicians have a stronger preference for eptinezumab delivered via infusion vs self-administered anti-CGRP options due to the strength of eptinezumab’s clinical profile.  These physicians utilize in-office procedures and have previously prescribed infusion therapies.  We estimate that 94% of these physicians have previously prescribed an infusion therapy for migraine or other conditions.  They administer infusion therapies within practice, hospital or free-standing infusion centers.  They value patient adherence benefits associated with supervised medication administration and they have an infrastructure in place for patient flow, supply and reimbursement.

We are committed to commercializing eptinezumab in the United States as a migraine prevention therapy, and are focused on capturing the full commercial value of eptinezumab globally. We recognize the potential for strategic partnerships and/or other arrangements that bring additional capabilities and infrastructure, as well as value to the program.  Thus, as a key component of our commercial readiness activities, we are actively reviewing options both globally and in the United States that will allow us to realize the full commercial potential of eptinezumab beyond what we can achieve on our own.

Clinical Trials

Overview. We believe the clinical data obtained to date in our development program for eptinezumab exhibits the potential of eptinezumab to transform the preventative treatment paradigm for patients living with migraine. We have completed multiple clinical trials evaluating eptinezumab, including two Phase 2 trials in patients with migraine, and are currently evaluating eptinezumab in a pivotal trial program that encompasses two Phase 3 pivotal clinical trials and an open-label Phase 3 clinical trial. Further, we are exploring the initiation of one or more additional clinical studies of our infusion formulation that would, if successful, potentially enable us to broaden the initial label beyond that contemplated by our existing pivotal trials.

Pivotal Trial Program.  We initiated our pivotal trial program for eptinezumab in October 2015 with PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), a pivotal clinical trial evaluating the safety and efficacy of eptinezumab administered via infusion once every 12 weeks for one year in approximately 888 patients with frequent episodic migraine.  PROMISE 1 is a double-blind, placebo-controlled Phase 3 clinical trial in which patients are randomized equally to either one of three doses of eptinezumab or placebo administered via infusion once every 12 weeks across sites in the United States and Europe.  Patient recruitment for PROMISE 1 was completed in October 2016, and top-line six-month data from PROMISE 1 was reported on June 27, 2017. In November 2016, Alder initiated a second pivotal clinical trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), evaluating the safety and efficacy of eptinezumab in patients with chronic migraine. This study is a double-blind, placebo-controlled Phase 3 clinical trial enrolling 1,072 patients randomized to either one of two dose levels of eptinezumab or placebo administered via infusion once every 12 weeks for six months across sites in the United States and Europe. We reported top-line three-month data from PROMISE 2 on January 8, 2018.

In December 2016, we initiated an open-label Phase 3 clinical trial of eptinezumab to further evaluate the long-term safety and tolerability of eptinezumab, as required by the FDA. This study is a Phase 3 clinical trial enrolling 120 patients to receive eptinezumab administered by infusion once every 12 weeks for one year.  We expect data from this clinical trial to be available in the first half of 2018.

PROMISE 2 Top-Line Data (Chronic Migraine): This Phase 3 trial is a double-blind, placebo-controlled, randomized global trial evaluating the safety and efficacy of eptinezumab for chronic migraine prevention. In the study, 1,072 patients were randomized to receive eptinezumab (300mg or 100mg) or placebo administered via infusion once every 3 months for 6 months. To be eligible for the trial, patients must have experienced at least 15 headache days per month, of which at least eight met criteria for migraine. Patients that participated in the trial had an average of 16.1 migraine days per month at baseline. The primary endpoint was the mean change from baseline in monthly migraine days over the 12-week, double-blind treatment period. Secondary study endpoints assessed through 12 weeks included reduction from baseline (the daily mean migraine prevalence over the 28-day screening period) in daily migraine prevalence on Day 1 and Days 1-28 post-infusion, reductions of > 50%, >75%, and 100% from baseline in mean monthly migraine days, change from baseline in mean monthly acute migraine-specific (triptan or ergotamine) medication days, and reductions from baseline in patient-reported impact scores on the Headache Impact Test (HIT-6).

On January 8, 2018, we announced that eptinezumab met primary and all key secondary endpoints with very high statistical significance vs. placebo.  The primary endpoint, demonstrating statistically significant reductions in mean monthly migraine days from baseline (average of approximately 16.1 days) over weeks 1 through 12 was met with a reduction of 8.2 monthly migraine days for 300mg (p<0.0001) and 7.7 days for 100mg (p<0.0001) compared to a reduction of 5.6 days for placebo.   The key secondary endpoints and other endpoints met include:

•

Migraine prevalence on Day 1 post-infusion: 52 percent reduction (300mg, p<0.0001) and 51 percent reduction (100mg, p=0.0001) from baseline in migraine risk on Day 1 post-infusion compared to 27 percent for placebo (p-values reflect Day 1 prevalence rate comparison between eptinezumab vs. placebo).

•

50% responder rates for weeks 1 through 12: 61 percent (300mg, p<0.0001) and 58 percent (100mg, p<0.0001) of patients achieved 50 percent or greater reduction in migraine days from baseline compared to 39 percent for placebo.

•

75% responder rates for weeks 1 through 4: 37 percent (300mg, p<0.0001) and 31 percent (100mg, p<0.0001) of patients achieved a 75 percent or greater reduction in migraine days from baseline, compared to 16 percent for placebo.

•

75% responder rates for weeks 1 through 12: 33 percent (300mg, p<0.0001) and 27 percent (100mg, p=0.0001) of patients achieved a 75 percent or greater reduction in migraine days from baseline, compared to 15 percent for placebo.

•

100% responder rates for weeks 1 through 12 (post hoc analysis): an average 15 percent (300mg, p<0.0001, unadjusted) and 11 percent (100mg, p<0.0001, unadjusted) of the patient population had no migraines for months 1 to 3, compared to 5 percent for placebo.

All other pre-specified key secondary endpoints were met with very high statistical significance.

The observed safety profile in PROMISE 2, to date, is consistent with previously reported eptinezumab studies. Adverse event rates among eptinezumab-treated subjects were similar to placebo-treated subjects. The most commonly reported adverse events for eptinezumab, occurring at an incidence of 2.0% or greater, were nasopharyngitis (6.3 percent), upper respiratory infection (4.0 percent), nausea (3.4 percent) and urinary tract infection (3.1 percent), arthralgia (2.3 percent), dizziness (2.6 percent), anxiety (2.0 percent) and fatigue (2.0 percent). Full safety data will be available at the completion of the trial.

Additional results from the trial are expected to be presented at future medical meetings.

PROMISE 1 Top-Line Data (Frequent Episodic Migraine): This Phase 3 double-blind, placebo-controlled, randomized global trial evaluating the safety and efficacy of eptinezumab for episodic migraine prevention. In the study, 888 patients were randomized to receive eptinezumab (300mg, 100mg or 30mg), or placebo administered by infusion once every 12 weeks for a full year. To be eligible for the trial, patients must have experienced at ≤14 headache days per month, of which at least four met the criteria for migraine. The primary endpoint was the mean change from baseline in monthly migraine days over the 12-week, double-blind treatment period. Key secondary study endpoints assessed through 12 weeks included reduction from baseline (the daily mean migraine prevalence over the 28-day screening period) in migraine prevalence on Day 1 and reduction of at least 50% and 75% from baseline in mean monthly migraine days.

On June 27, 2017, we announced that eptinezumab met primary and key secondary endpoints with very high statistical significance vs. placebo. The primary endpoint, demonstrating statistically significant reductions in monthly migraine days from baseline (average of 8.6 days) over weeks 1 through 12 was met with a reduction of 4.3 monthly migraine days for 300mg (p=0.0001) and 3.9 days for 100mg (p=0.0179) compared to an average 3.2 days for placebo. A 30mg dose level evaluated in the study was not tested as per the statistical analysis plan. The key secondary endpoints and other endpoints met included:

•	Secondary endpoints evaluated over the first 12 weeks following the first quarterly dose include:
•

Migraine prevalence Day 1 post-infusion: 53.6 percent reduction (300mg, p=0.0087, unadjusted), and 51.3 percent (100mg, p=0.0167, unadjusted) in migraine risk from baseline on Day 1 post-infusion compared to 20.7 percent for placebo.

•

50% responder rates for weeks 1 through 12: 56.3 percent (300mg, p=0.0001) and 49.8 percent (100mg, p=0.0085, unadjusted) of patients achieved 50 percent or greater reduction in migraine days from baseline compared to 37.4 percent for placebo.

•

75% responder rates for weeks 1 through 4:  31.5 percent (300mg, p=0.0066) and 30.8 percent (100mg, p=0.0112) of patients achieved 75 percent or greater reduction in migraine days from baseline compared to 20.3 percent for placebo.

•

75% responder rates for weeks 1 through 12: 29.7 percent (300mg, p=0.0007) and 22.2 percent (100mg, not statistically significant) of patients achieved 75 percent or greater reduction in migraine days from baseline compared to 26.2 percent for placebo.

•	Secondary endpoints demonstrated an increase in efficacy following a second quarterly dose of eptinezumab:
•

75% responder rates for weeks 13 through 24: 40.1 percent (300mg, p=0.0006) and 33.5 percent (100mg, p=0.0434, unadjusted) of patients achieved 75 percent or greater reduction in migraine days from baseline compared to 24.8 percent for placebo.

•

100% responder rates for weeks 1 through 24 (post hoc analysis): an average of 20.6 percent (300mg) and 15.6 percent (100mg) of the patient population had no migraines for months 1 through 6, compared to 11.7 percent for placebo.

Full 24-week data from PROMISE 1 was presented at the 18th Congress of the International Headache Society in September 2017.  We expect to report data from the third and fourth doses in PROMISE 1 during the first half of 2018.

The observed safety profile in PROMISE 1, to date, is consistent with previously reported eptinezumab studies. Adverse event rates among eptinezumab-treated subjects were similar to placebo-treated subjects. The most commonly reported adverse events for eptinezumab, occurring at an incidence of 2.0% or greater, were upper respiratory tract infection (10.5 percent), nasopharyngitis (7.2 percent), sinusitis (6.3 percent), dizziness (4.5 percent), cough (3.6 percent), fatigue (3.6 percent), influenza (3.6 percent), nausea (3.6 percent), arthralgia (3.2 percent), bronchitis (3.2 percent), diarrhea (2.7 percent), sinus congestion (2.3 percent), gastroenteritis viral (2.2 percent) and oropharyngeal pain (2.2 percent). Full safety data will be available at the completion of the trial.

Completed Phase 2b Clinical Trial (Chronic Migraine). This Phase 2b clinical trial was a double-blind, placebo-controlled, randomized, single intravenous infusion, dose ranging study in 588 patients with chronic migraine. Patients were randomized to receive a single intravenous infusion of 10mg, 30mg, 100mg or 300mg of eptinezumab or placebo (approximately 120 patients per group). The primary efficacy endpoint of the study was the change in migraine days between eptinezumab and placebo as determined by the 75% responder rates over a 12-week period.  Endpoints were also evaluated at week 24 and at week 48 (study end).  In March 2016, we announced the following positive top-line data from the trial:

•

The 300mg and 100mg dose levels of eptinezumab met the primary efficacy endpoint of the study, a 75% reduction in migraine days over the entire 12 weeks in 33% and 31% of patients, respectively (p < 0.05) compared to 21% for placebo.

•

A single administration of eptinezumab resulted in an immediate and persistent mean reduction in migraine days from baseline throughout the 12 weeks at the 300mg (p < 0.01), 100mg (p < 0.01), and 30mg (p < 0.01) dose levels compared to placebo, meeting the secondary efficacy endpoint.

•	A single administration of eptinezumab at 300mg, 100mg or 30mg dose levels demonstrated a persistent reduction in migraine days for the entire 12 weeks, supporting a quarterly dosing strategy.
•	The 10mg dose of eptinezumab was identified as sub-therapeutic.
•	The safety profile was consistent with that observed in earlier eptinezumab clinical trials.

In July 2016, we announced that top-line 24-week data from this trial demonstrated persistent migraine prevention in patients with chronic migraine, confirming and extending the 12-week data announced in March 2016. The 75% responder rate for the entire 24 weeks at the 300mg, 100mg and 30mg dose levels was 31%, 29% and 30%, respectively, compared to a placebo rate of 20%. Eptinezumab also demonstrated a persistent mean reduction in migraine days from baseline throughout the 24-week period.  The statistical analysis plan for the Phase 2b trial did not provide for analyses of statistical significance at time points after the primary endpoint at 12 weeks.

A post-hoc analysis of the data demonstrated that within 48 hours after eptinezumab administration there was more than a 50% reduction in the percentage of patients experiencing a migraine after receiving eptinezumab versus baseline, compared to a 17% reduction in patients administered placebo. An analysis of the data also demonstrated that this rapid reduction in migraine days and significant separation between those patients receiving eptinezumab versus placebo was maintained at four weeks after administration.

Completed Phase 2 Proof-of-Concept Clinical Trial (Frequent Episodic Migraine).  Our first completed Phase 2 clinical trial of eptinezumab was a single 1000mg intravenous infusion dose, double-blind, placebo-controlled, randomized proof-of-concept trial to evaluate the safety, pharmacokinetics and efficacy of eptinezumab in patients with frequent episodic migraine. Pharmacokinetics measures the amount of a specific drug in the body over a period of time, and includes the process of absorption, distribution, metabolism and excretion of the drug. Approximately 80 patients each received one dose of eptinezumab in the clinical trial.

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

In addition to reduction of mean migraine days per month as an efficacy endpoint, a responder analysis was performed with 16% of patients receiving a single dose of eptinezumab achieving a complete 100% response (zero migraine days) versus 0% on placebo over the entire 12-week period following infusion. In any four-week period of the trial (weeks 1-4, 5-8 or 9-12), approximately 75% of patients achieved a >50% reduction, 45% or more achieved a >75% reduction and 27% or more achieved a 100% reduction in migraine days. Eptinezumab provided a statistically significant reduction in migraines days versus placebo over the entire three-month period of the trial (p<0.001).

Eptinezumab was well-tolerated and adverse events were comparable in terms of type and frequency across eptinezumab and placebo groups. In addition, there were no meaningful differences between the eptinezumab treatment and placebo groups with respect to adverse events, cardiovascular measures or laboratory safety data.

Patients in this trial were followed for an additional three months for a total of six months (24 weeks) follow-up. The percentage of patients achieving a >50, >75 or 100% response for the entire 24-week duration of follow-up was similar to that observed for the first 12 weeks, suggesting that the response to a single dose of eptinezumab was persistent and long lasting.

Phase 1 Clinical Trials.  We have completed various Phase 1 clinical trials of eptinezumab, including a Phase 1 clinical trial demonstrating that the pharmacokinetics and pharmacodynamics by infusion, subcutaneous or intramuscular injection of eptinezumab support a quarterly single injection dosing strategy.

Safety Profile. Various serious adverse events, or SAEs, have been observed across all clinical trials to date for eptinezumab. However, the relevant clinical investigators concluded that all observed SAEs to date were found to be unrelated to eptinezumab. We have observed some injection-site reactions, or ISRs, in Phase 1 clinical trials of subcutaneous and intramuscular injections of eptinezumab.  Additional studies or requirements from the FDA for future studies may be necessary to address these ISRs.

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

In May 2016, Alder licensed the exclusive worldwide rights to clazakizumab to Vitaeris. In exchange for the rights to clazakizumab, we received an equity interest in Vitaeris and are eligible to receive royalties and certain other payments.  In November 2017, Vitaeris and its shareholders, including Alder, entered into a strategic collaboration and purchase option agreement with a third party, CSL Limited, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.

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

We have full ownership of the first eptinezumab patent family, which relates to eptinezumab compositions and methods for treating or preventing various human disease conditions associated with elevated CGRP such as migraine. We hold one U.S. patent with granted claims directed to eptinezumab and compositions containing eptinezumab.

We are the co-owner and exclusive licensee of the second eptinezumab patent family, which relates to use of eptinezumab compositions in methods for treating or preventing various human disease conditions associated with photophobia or light aversion. We hold one U.S. patent with granted claims directed to use of eptinezumab to inhibit photophobia or light aversion.

We are the co-owner and exclusive licensee of the third eptinezumab patent family, which relates to use of eptinezumab compositions in methods for treating or preventing various other human disease conditions associated with diarrhea. We hold one U.S. patent with granted claims directed to use of anti-CGRP antibodies, including eptinezumab, or anti-CGRP receptor antibodies to inhibit or treat diarrhea.

A fourth patent family, which is owned by us exclusively and estimated to expire in 2034, relates to the use of eptinezumab for regulating glucose metabolism.

ALD1910

We have patent applications for six patent families related to ALD1910 covering ALD1910 compositions and uses for anti-PACAP antibodies.  If these applications issue as patents, they are estimated to expire in 2036.

Clazakizumab

Our patents and patent applications relating to clazakizumab, which all are exclusively licensed to Vitaeris, have been broadly filed worldwide. Many of these applications have issued in the United States and other countries and will expire between 2028 and 2031, without any patent term extensions.

We hold four U.S. patents with granted claims directed to the clazakizumab antibody and compositions containing the clazakizumab antibody. These patents will expire in 2028.

We hold four U.S. patents with granted claims directed to nucleic acids encoding clazakizumab and methods of use thereof to produce this antibody. These patents will expire in 2028.

We hold 27 U.S. patents with granted claims broadly or specifically directed to the use of clazakizumab and variants thereof, alone or in combination, to treat or prevent human disease conditions associated with elevated IL-6. These patents will expire between 2028 and 2031.

Technologies

We hold four U.S. patents and numerous foreign patents related to MabXpress, our yeast-based proprietary manufacturing technology.  Our MabXpress patents and patent applications relate to the expression of heteropolymeric polypeptides, such as antibodies, in Pichia. These patents will expire between 2024 and 2026.

We have sought patent protection for our antibody discovery method, of which nine foreign patents have been granted, and one pending U.S. application and two foreign applications are under examination. These foreign patents will expire in 2027. A patent based on the U.S. application, if issued, is expected to expire in 2027.

We also have sought patent protection for our proprietary method of humanizing rabbit antibodies. Eight of these patents have been granted in foreign territories and one U.S. and seven pending foreign patent applications are under examination. These foreign patents will expire in 2028. Patents based on the U.S. applications, if issued, are expected to expire in 2028. Patents based on the foreign applications, if issued, are expected to expire in 2028.

We also hold three granted U.S. patents claiming a yeast promoter sequence and its use in the MabXpress technology. These patents will expire in 2027.

Early Stage Programs

All programs where there is a potential at a later stage to transition into clinical candidate nomination are covered by pending U.S. (non-provisional or provisional), international (PCT) or directly filed foreign patent applications. There are currently eight U.S. patent applications and 19 granted U.S. patent that support these programs, and in some instances corresponding PCT and/or foreign counterpart applications have been filed.

Technology Licenses

Teva Pharmaceutical Industries Ltd.

In January 2018, we entered into a European patent settlement and global license agreement with Teva Pharmaceuticals International GmbH, or Teva GmbH. The agreement resolved our appeal following opposition proceedings before the European Patent Office, or EPO, related to Teva GmbH’s European Patent No. 1957106 B1, with respect to CGRP antagonist antibodies, and provided clarity regarding our freedom to develop, manufacture and commercialize eptinezumab. Under the terms of the agreement, we received a non-exclusive license to Teva GmbH’s CGRP patent portfolio, which includes the opposed European patent, to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea. While the agreement does not provide us with a license for Japan and Korea, we believe we have freedom to develop, manufacture and commercialize eptinezumab in these countries. In exchange for the license, we agreed to withdraw our appeal before the EPO; make an immediate one-time payment of $25 million to Teva GmbH, which we made in January 2018; make a second one-time payment of $25 million upon the approval of a BLA for eptinezumab with the FDA or of an earlier equivalent filing with a regulatory authority elsewhere in the license territory in which any Teva GmbH licensed patents exist; and pay $75 million at each of two sales-related milestones (at $1 billion and $2 billion in annual sales) and provide certain royalty payments on net sales at rates from 5% to 7% following the commercial launch of eptinezumab.

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

Manufacturing

We have adopted a manufacturing strategy of contracting with a variety of contract manufacturing organizations, or CMOs, within North America and Europe for the manufacture of eptinezumab, ALD1910, and future product candidates. This has enabled us to produce products under current Good Manufacturing Practices, or cGMP, controls for our completed and planned clinical trials. A protocol of methods has been established at these manufacturers along with specific testing facilities to generate sufficient information to inform the appropriate regulatory authorities. We historically relied on a single smaller scale CMO to manufacture and provide us with clinical supplies of eptinezumab.  We have entered into agreements with other CMOs to manufacture eptinezumab drug substance and drug product at larger scale as we prepare for commercialization. We are conducting a pharmacokinetic comparability study of our initial commercial supply of eptinezumab for our BLA submission planned for the second half of 2018. We expect to use eptinezumab manufactured by our commercial suppliers in future clinical studies.  We anticipate there will be continued interaction with additional CMOs as we advance other product candidates.

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

Eptinezumab, if approved, will compete with beta blockers that are approved for prevention of episodic and chronic migraine such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for disabling episodic migraine. We are also aware of several CGRP inhibiting therapies currently in development that could compete with eptinezumab, including Amgen’s erenumab, Lilly’s galcanezumab and Teva’s fremanezumab, all of which are therapies using antibodies similar to eptinezumab.  Amgen, Eli Lilly and Teva have each submitted BLAs for their competing CGRP therapies, which, if approved, would enable them to commercialize their CGRP therapies before we are able to do so with eptinezumab. Furthermore, even if the class of CGRP inhibiting therapies receive regulatory approval and are determined to be more effective in treating high-frequency and chronic migraine, patients may be satisfied using cheaper generic abortive medications such as triptans, which could limit eptinezumab market penetration in the migraine prevention marketplace.

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

Research and Development Expense

Since inception, we have devoted a significant amount of resources to develop our product candidates and our technologies. For the years ended December 31, 2017, 2016, and 2015, we recorded $252.9 million, $132.8 million, and $69.6 million, respectively, in research and development expenses.

Employees

As of December 31, 2017, we had 193 employees. Substantially all of our employees are in Bothell, Washington. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the year ended December 31, 2017, our net loss was $288.9 million, and as of December 31, 2017, we had an accumulated deficit of $667.5 million.

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

We are primarily focused on the advancement of eptinezumab through the clinical development process to a commercial launch, as well as the advancement of the ALD1910 program and future product candidates. The completion of the development and the potential commercialization of our product candidates, should they receive regulatory approval, will require substantial funds.

As of December 31, 2017, we had $276.2 million in cash, cash equivalents and short-term investments, and $10.0 million in restricted cash. On January 12, 2018, we completed the sale of 725,268 shares of our convertible preferred stock at $137.88 per share in a private placement for net proceeds to Alder of approximately $97.7 million, after deducting fees and applicable expenses. In February 2018, we completed an underwritten public offering of our 2.50% convertible senior notes due 2025, or the Notes, resulting in net proceeds to Alder of approximately $277.7 million. We believe that our available cash, cash equivalents, short-term investments and restricted cash as of December 31, 2017, together with the proceeds from the January 2018 private placement of convertible preferred stock and February 2018 Notes offering, will be sufficient to achieve a U.S. commercial launch of eptinezumab on our expected schedule, assuming regulatory approval, and meet our projected operating requirements into 2020. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates.

Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress, recruitment and cost of our clinical trials and clinical success for eptinezumab, ALD1910 and any future product candidates;

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;

•	the costs of commercialization activities if any of our product candidates, such as eptinezumab, receive regulatory approval, including sales, marketing and distribution infrastructure;

•	the degree and rate of market acceptance of any products launched by us or any of our future collaborators;

•	repayment of the Notes, which mature on February 1, 2025, unless earlier repurchased, redeemed or converted.;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates.

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

Our significant level of indebtedness could limit cash flow available for our operations and expose us to risks that could adversely affect our business, financial condition and results of operations.

We incurred significant indebtedness and substantial debt service requirements as a result of our offering of the Notes in January 2018. In the future, we may incur additional indebtedness, including secured indebtedness, in connection with financing acquisitions, strategic transactions or for other purposes. The indenture governing the Notes does not limit the amount of debt that we or our subsidiaries may incur. Our indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness, including the notes.

Our indebtedness could have important consequences to you and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate or the general economy;

•	restrict us from exploiting business opportunities;

•	heighten our vulnerability to downturns in our business, our industry or in the general economy, and restrict us from exploiting business opportunities or making acquisitions;

•	limit management’s discretion in operating our business;

•	place us at a competitive disadvantage compared to our competitors that have less indebtedness; and

•	limit our availability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general purposes.

In addition, the agreements that may govern any future indebtedness that we may incur may contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.

We may not be able to generate sufficient cash to service the Notes and any other debt we may incur, and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including the Notes, and to fund future capital expenditures depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on (as well as any cash due upon conversion of) our debt, including the Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to adopt one or more alternatives, such as reducing or delaying investments and capital expenditures, or to selling assets, seeking additional capital or restructuring or refinancing our debt, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

Pursuant to Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the additional paid-in capital section of shareholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the Notes. We will report greater losses in our financial statements because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Notes. In addition, there may be features within the terms that are considered to be an embedded derivative and could be recorded on the balance sheet at fair value as a liability. If it is determined to be an embedded derivative, we will be required to recognize changes in the derivative’s fair value from period to period in other income (expense) in our statements of operations.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of our common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will be able to use the treasury stock method or the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

 The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of Notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

Our ability to use our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

As of December 31, 2017, we had U.S. net operating loss carryforwards, or NOLs, of $643.1 million, for which we have recorded a full valuation allowance, which may be used to offset future taxable income. In addition, we have U.S. research and development tax credit carryforwards of $17.9 million. These NOLs and tax credit carryforwards expire in various years beginning in 2024, if not utilized. Utilization of the NOLs and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code. We performed a section 382 ownership analysis through 2017 and determined that an ownership change occurred in 2015. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

The recently passed comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act of 2017 (the “TCJA”), that significantly changes the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the TCJA. We continue to examine the impact this tax legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of the TCJA on holders of our notes or common stock is also uncertain and could be adverse.

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

Currently in the United States, there are relatively few medications approved for the prevention of episodic and chronic migraines, and no approved drug procedure for prevention for disabling episodic migraine (by which we mean a healthcare provider-administered drug product falling under medical benefit reimbursement, as opposed to pharmacy benefit reimbursement). Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Medications commonly used for prevention of episodic and chronic migraine include beta blockers such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for disabling episodic migraine. There are also several other companies, Amgen Inc., Eli Lilly and Company, or Eli Lilly, and Teva Pharmaceuticals Industries Limited, or Teva, that are developing calcitonin gene-related peptide, or CGRP, blocking therapies using monoclonal antibodies similar to eptinezumab designed for subcutaneous administration by patients. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. We are aware that Amgen, Eli Lilly and Teva have announced that they have made BLA submissions in 2017 for their competing CGRP therapies, which, if approved, would enable them to commercialize their CGRP therapies before we are able to do so with eptinezumab.

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

Various SAEs have been observed across all clinical trials to date for eptinezumab. The relevant clinical investigators concluded that all observed SAEs to date were found to be unrelated to eptinezumab. We have observed some injection-site reactions, or ISRs, in Phase 1 clinical trials of subcutaneous and intramuscular injections of eptinezumab. Additional studies or requirements from the FDA for future studies may be necessary to address these ISRs.

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

We historically relied on a single smaller scale CMO to manufacture and provide us with clinical supplies of eptinezumab. We have entered into agreements with other CMOs to manufacture eptinezumab drug substance and drug product at larger scale as we prepare for commercialization.  We are conducting a pharmacokinetic comparability study of our initial commercial supply of eptinezumab for our BLA submission planned for the second half of 2018.  We expect to use eptinezumab manufactured by our commercial suppliers in future clinical studies. We anticipate there will be continued interaction with additional CMOs as we advance other product candidates. Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or a manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process for eptinezumab with a manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for eptinezumab or other product candidates with a manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.

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

We historically relied on a single smaller scale CMO to manufacture and provide us with clinical supplies of eptinezumab. We have entered into agreements with other CMOs to manufacture eptinezumab drug substance and drug product at larger scale as we prepare for commercialization.  We anticipate there will be continued interaction with additional CMOs as we advance other product candidates. Our current agreements do not, and our future agreements may not, provide for an entire supply of the drug product necessary for all anticipated clinical trials or for full-scale commercialization. If we and our suppliers cannot agree to the terms and conditions for provision of the drug product necessary for our clinical and commercial supply needs, or if a manufacturer terminates their agreement in response to a breach by us or otherwise becomes unable to fulfill its supply obligations, our clinical trials and commercialization efforts could be delayed until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would have an adverse impact on our business and prospects.

Eptinezumab is a biologic and therefore requires complex production processes. Transferring the production process to a new manufacturer would be particularly difficult, time-consuming and expensive and may not yield comparable product. Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities necessary to manufacture eptinezumab and any other product candidates we may develop is limited, and may be expensive and take a significant amount of time to arrange for alternative suppliers. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us. Our CMC activities supporting our planned BLA submission for eptinezumab include a pharmacokinetic comparability study in 2018 to ensure commercial readiness of supply upon launch. In the event that eptinezumab from our initial commercial supply performs differently from our clinical supply of eptinezumab in this comparability study, we may be required to conduct additional studies to understand such differences.  The scope of any such additional studies could delay or otherwise have an adverse impact on our BLA and commercialization plans and timing.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, which imposes requirements on certain types of entities and individuals regarding the conduct of certain electronic healthcare transactions and the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, or marketing expenditures; and

state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

We are a party to intellectual property license agreements with third parties. For example, we have a non-exclusive, royalty bearing license with Teva Pharmaceuticals International GmbH, or Teva GmbH, for its CGRP patent portfolio to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea. We also have a third-party royalty free license associated with the Keck Graduate Institute for our yeast-based proprietary manufacturing technology. We may enter into additional license agreements in the future. Our existing license agreements impose, and we expect that our future license agreements will impose, various diligence, royalty payment, milestone payment, insurance and other obligations on us. If we fail to comply with these obligations or our other obligations in our license agreements, our licensors may have the right to terminate these agreements, in which event we may not be able to develop and market any product or use any platform technology that is covered by these agreements. Termination of these licenses or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms or our not having sufficient intellectual property rights to operate our business. The occurrence of such events could materially harm our business.

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

Third parties may assert infringement claims against us, or other parties we have agreed to indemnify, based on existing patents or patents that may be granted in the future. Furthermore, since patent applications are published some time after filing, and because applications can take several years to issue, there may be pending third-party patent applications that are unknown to us, which may later result in issued patents.

We may initiate litigation or other legal proceedings with respect to patents held by others. Because of the inevitable uncertainty in intellectual property legal proceedings, any such proceedings, if initiated, may not ultimately be resolved in our favor regardless of our perception of the merits. If we lose such a proceeding, or are found to infringe a third party’s intellectual property rights in any jurisdiction, we may not be to engage in commercialization and related activities for a product candidate for its intended use in such jurisdiction without obtaining a license from such third party. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, in any such proceeding or litigation, we could be found liable for monetary damages, including in the United States treble damages if we are found to have willfully infringed a patent, and attorneys’ fees. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations.

In July 2014, we and Eli Lilly each filed an opposition to a European patent owned by Teva GmbH with claims directed to CGRP antagonist antibodies and use of such CGRP antagonist antibodies in human therapy for the prevention or treatment of headache such as migraine. In January 2018, we entered into a European patent settlement and global license agreement with Teva GmbH pursuant to which we received a non-exclusive license to Teva GmbH’s CGRP patent portfolio, which includes the opposed European patent, to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea, and agreed to withdraw our opposition.

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

Risks Related to Ownership of Our Securities

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

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.  Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the Notes.

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

A decrease in the market price of our common stock would likely adversely impact the trading price of the Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the Notes.

Substantial future sales of shares of our common stock could cause the market price of our common stock and the trading price of the Notes to decline. This could cause the market price of our common stock and trading price of the Notes to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock into the public market could occur at any time. We may issue shares of our common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt-to-equity, to satisfy our obligations upon the exercise of options, or for other reasons. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, could impair our ability to raise capital through the sale of additional equity securities and could adversely affect the trading price of the Notes. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock or trading price of the Notes.

A substantial number of shares of our common stock is reserved for issuance upon conversion of shares of our Class A-1 Convertible Preferred Stock and the Notes.  In addition, as of December 31, 2017, we had options outstanding that, if fully exercised, would result in the issuance of 7,286,834 shares of common stock. As of December 31, 2017, there were also 1,504,604 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and 1,183,862 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

The existence of the Notes may encourage short selling by market participants because the conversion of the Notes could be used to satisfy short positions, or anticipated conversion of the Notes into shares of our common stock could depress the price of our common stock.

Moreover, as of December 31, 2017, holders of an aggregate of up to approximately 3.7 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, in connection with our January 2018 issuance of non-voting Class A-1 Convertible Preferred Stock to certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC, collectively, Redmile, we entered into a registration rights agreement with Redmile. Under the registration rights agreement, we filed a prospectus supplement under our current registration statement on Form S-3 (SEC File No. 333-216199), and are required to file, if needed, one or more additional registration statements, as permissible and necessary, for the resale of the shares of our common stock issued or issuable upon conversion of the Class A-1 Convertible Preferred Stock and a warrant to purchase an aggregate of 75,000 shares of Class A-1 Convertible Preferred Stock that we may be required to issue to Redmile.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and Nasdaq impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel need to devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time consuming and costly. We expect these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and in the future, we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

The fundamental change repurchase feature of the Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Notes require us to repurchase the Notes in the event of a fundamental change. A takeover of our company would trigger an option of the holders of the notes to require us to repurchase the Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our investors.

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

In July 2014, we and Eli Lilly and company each filed an opposition to Labrys Biologics Inc.’s (now owned by Teva Pharmaceuticals International GmbH, or Teva GmbH) European Patent No. 1957106 B1, requesting that such patent be revoked in its entirety. In an oral proceeding held in Munich, Germany on November 18, 2016, the Opposition Division, or OD, of the European Patent Office, or EPO, issued a ruling revoking all claims in the patent directed to CGRP antagonist antibodies and maintaining but narrowing claims relating to the use of such CGRP antagonist antibodies in human therapy to the prevention or treatment of headache such as migraine and cluster headache. The written decision consistent with the oral ruling was issued in February 2017. We subsequently initiated an appeal of the decision. On January 5, 2018, we entered into a European patent settlement and global license agreement with Teva GmbH pursuant to which we received a non-exclusive license to Teva GmbH’s CGRP patent portfolio, which includes the opposed European patent, to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea, and agreed to withdraw our appeal. While the agreement does not provide us with a license for Japan and Korea, we believe we have freedom to develop, manufacture and commercialize eptinezumab in these countries.

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

Year ended December 31, 2016	High	Low
First quarter	$32.96	$15.82
Second quarter	$32.44	$22.38
Third quarter	$36.48	$24.39
Fourth quarter	$34.30	$20.30

Year ended December 31, 2017
First quarter	$25.45	$18.55
Second quarter	$22.50	$11.15
Third quarter	$12.80	$8.60
Fourth quarter	$13.25	$9.55

Holders

As of February 21, 2018, there were 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2017, 2016 and 2015 and consolidated balance sheet data as of December 31, 2017 and 2016 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.  The selected consolidated statements of operations data for the year ended December 31, 2014 and 2013 and consolidated balance sheet data as of December 31, 2015, 2014 and 2013 were derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Consolidated statement of operations data: (1)	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$1,619	$113	$—	$54,705	$18,796
Operating expenses
Cost of sales	1,619	113	—	—	—
Research and development	252,902	132,760	69,611	33,439	31,883
General and administrative	38,102	26,148	16,718	12,462	7,674
Total operating expenses	292,623	159,021	86,329	45,901	39,557
Gain on license of clazakizumab	—	1,050	—	—	—
Income (loss) from operations	(291,004)	(157,858)	(86,329)	8,804	(20,761)
Other income (expense)
Interest income	2,495	1,966	702	44	54
Foreign currency gain (loss)	223	(349)	73	15	(21)
Other income	50	172	84	45	158
Other expense	—	—	—	—	(43)
Total other income, net	2,768	1,789	859	104	148
Net income (loss) before equity in net loss of unconsolidated entity	(288,236)	(156,069)	(85,470)	8,908	(20,613)
Equity in net loss of unconsolidated entity	(643)	(185)	—	—	—
Net income (loss)	$(288,879)	$(156,254)	$(85,470)	$8,908	$(20,613)
Net income (loss) per share - basic	$(4.95)	$(3.23)	$(2.11)	$0.43	$(21.14)
Net income (loss) per share - diluted	$(4.95)	$(3.23)	$(2.11)	$0.30	$(21.14)
Weighted average number of common shares used in net income (loss) per share - basic	58,347,284	48,407,565	40,586,980	20,506,565	975,158
Weighted average number of common shares used in net income (loss) per share - diluted	58,347,284	48,407,565	40,586,980	29,427,287	975,158

(1) In December 2014, Bristol-Myers Squibb, or BMS, terminated their collaboration agreement regarding clazakizumab with us. As a result of the termination of the agreement, the estimated development period was adjusted and we recognized revenue related to the BMS agreement in the amount of $54.5 million in 2014. The acceleration of revenue recognition resulted in us reporting net income for 2014.

	As of December 31,
	2017	2016	2015	2014	2013
Consolidated balance sheet data: (2)	(in thousands)

Cash, cash equivalents, investments, and restricted cash	$286,240	$351,867	$381,012	$55,872	$23,227
Working capital	263,888	367,293	309,829	55,734	2,457
Total assets	303,136	409,154	400,027	64,359	26,739
Total liabilities	23,861	26,371	12,510	5,202	58,727
Convertible preferred stock	—	—	—	—	111,374
Common stock and additional paid in capital	946,876	761,461	610,394	196,085	2,443
Accumulated deficit	(667,509)	(378,630)	(222,376)	(136,906)	(145,814)
Total stockholders' equity (deficit)	279,275	382,783	387,517	59,157	(143,362)

(2) The 2017 consolidated balance sheet data reflect $161.5 million in net proceeds received from an underwritten public offering of our common stock that was completed in July 2017. The 2016 consolidated balance sheet data reflect $134.9 million in net proceeds received from an underwritten public offering of our common stock that was completed in April 2016. The 2015 consolidated balance sheet data reflect $406.6 million in net proceeds received from two underwritten public offerings of our common stock that were completed in January and June 2015.

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

Overview

We are a clinical-stage biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic antibodies with the potential to meaningfully transform the treatment paradigm in migraine. All of our product candidates were discovered and developed by Alder scientists using our proprietary antibody technology platform coupled with a deliberate approach to design and select candidates with properties that we believe optimize the therapeutic potential for patients and commercial competitiveness.

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our most advanced solely-owned product candidate, in order to maximize its therapeutic and commercial potential. Eptinezumab is being evaluated in a pivotal trial program for the prevention of migraine, with a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) planned for the second half of 2018. Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million people in the United States are candidates for a migraine prevention therapeutic. Of these candidates for migraine prevention, we estimate that there are between five million to seven million people living with episodic and chronic migraine who are the most highly impacted patients, and they typically experience eight or more migraine days per month. Current preventative migraine treatment options, available in the market today, are challenged by safety, efficacy and tolerability limitations. Epidemiologic studies suggest that approximately 38% of migraineurs would benefit from preventive therapies, but only 11% currently receive them. As a result, we believe there is a significant, unmet need for new treatment and prevention options. We plan to focus our initial commercialization efforts for eptinezumab on the approximately 3,000 headache specialists that see the largest number of these highly impacted patients. We estimate this U.S. market opportunity for eptinezumab is approximately $1.5 to $2.0 billion.

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

Our deliberate approach to engineering and developing eptinezumab is designed to provide a unique clinical profile that, after a single administration via an infusion procedure, provides rapid, effective and sustained migraine prevention. We believe that this clinical profile, as supported by data from our clinical trials, will present a potentially compelling value proposition for patients, physicians, payors and our stakeholders.

Eptinezumab is the only potent and selective anti-CGRP monoclonal antibody in clinical development delivered by infusion.  We believe the infusion mode of administration provides the following key benefits:

•	High specificity and strong binding for rapid and sustained suppression of CGRP biology;
•	Allows for the total dose to be immediately active to inhibit CGRP with 100% bioavailability; and
•	Supervised medication administration has the potential to promote patient adherence while maximizing product control and consistency of delivery.

In our first Phase 3 pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1) for the prevention of frequent episodic migraine, and our second Phase 3 pivotal trial, PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2) for the prevention of chronic migraine, eptinezumab has demonstrated:

1.	Rapid: Suppression of migraine risk is achieved on the first day post infusion:
•	On Day 1 post infusion, the risk of having a migraine was reduced by >50% versus baseline following a single administration
2.	Effective: Significant days of migraine freedom attained within 1 month following a single administration
•	Approximately 1 in 3 patients had a ≥75% reduction in migraine days within 1 month
•	More than half of patients had a ≥50% reduction in migraine days within 1 month
3.	Sustained: Migraine free days sustained for 3 months following a single administration

a.	≥50% and ≥75% reductions in migraine days sustained through 3 months
b.	Average 15-17% of patients had no migraines for months 1 to 3
4.	Safety and tolerability profile consistent with earlier eptinezumab studies

We plan to submit a BLA to the FDA for eptinezumab in the second half of 2018. The pivotal trial program, in support of our BLA submission, consists of PROMISE 1, PROMISE 2 and a single open-label Phase 3 clinical trial. PROMISE 1 commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab once every 3 months for one year in 888 patients with frequent episodic migraine, defined as four to 14 migraine days per month. PROMISE 2 commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab once every 3 months for 6 months in 1,072 patients with chronic migraine, defined as 15 or more headache days per month, with diagnostic and therapeutic features of migraine being present on eight or more days per month. The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab once every 3 months for one year in approximately 120 patients with chronic migraine. On June 27, 2017, we announced top-line results from PROMISE 1, showing that eptinezumab met the primary and key secondary endpoints. On January 8, 2018, we announced top-line results from PROMISE 2, showing that eptinezumab met all primary and key secondary endpoints. We have completed enrollment in the open-label trial and expect to announce top-line results in the first half of 2018. We are also focused on executing key chemistry, manufacturing and controls, or CMC, activities supporting our BLA submission, including a pharmacokinetic comparability study to be completed in the second half of 2018 to ensure commercial readiness of supply upon launch.

Based on the strength of eptinezumab’s clinical profile, supportive feedback we have received from the physician community and the market potential for eptinezumab delivered via a 30 minute infusion, we have determined the most prudent use of our resources in the near-term is in support of our planned BLA submission. With respect to a subcutaneous route of administration, we believe it is potentially an important way to enhance the value of eptinezumab and will provide an update on our strategy and future plans for this route of administration after we receive confirmation from the FDA that our BLA submission has been accepted for filing.

Assuming eptinezumab administered via infusion is approved by the FDA, we plan to focus our initial commercialization efforts on procedure oriented headache specialists in the United States with a specialty sales force sizing of approximately 75 to 125. We believe that these headache specialists comprise neurologists, pain specialists and primary care physicians and treat the highest proportion of the five million to seven million highly impacted migraine patients described above. We estimate this group of headache specialists to number approximately 3,000 physicians. We believe these physicians have a stronger preference for eptinezumab delivered via infusion versus self-administered anti-CGRP options due to the strength of eptinezumab’s clinical profile. These physicians utilize in-office procedures and have previously prescribed infusion therapies. We estimate that 94% of these physicians have previously prescribed an infusion therapy for migraine or other conditions. They administer infusion therapies within practice, hospital, or free-standing infusion centers. They value patient adherence benefits associated with supervised medication administration and they have an infrastructure in place for patient flow, supply and reimbursement.

We are committed to commercializing eptinezumab in the United States as a migraine prevention therapy, and are focused on capturing the full commercial value of eptinezumab globally. We recognize the potential for strategic partnerships and/or other arrangements that bring additional capabilities and infrastructure, as well as value to the program.  Thus, as a key component of our commercial readiness activities, we are actively reviewing options both globally and in the United States that will allow us to realize the full commercial potential of eptinezumab beyond what we can achieve on our own.

Our product candidate pipeline also includes ALD1910, a preclinical monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). ALD1910 is undergoing investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor. Our third pipeline candidate is clazakizumab, designed to block the pro-inflammatory cytokine IL-6. In May 2016, we licensed the exclusive worldwide rights for clazakizumab to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia. In connection with the license, we received an equity interest in Vitaeris and are eligible to receive royalties and certain other payments. In November 2017, Vitaeris and its shareholders, including Alder, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited, (CSL), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Pursuant to the option agreement, CSL will provide research funding to Vitaeris for the development of clazakizumab and CSL received an exclusive option to acquire Vitaeris, subject to certain terms and conditions.  Upon execution of the option agreement, Vitaeris received an upfront payment of $15 million and Vitaeris will also receive future development milestone payments.  If CSL exercises its purchase option, it will be required to make to Vitaeris’ shareholders, including Alder, an immediate one-time payment and thereafter certain sales-based milestone payments. We will continue to be eligible to receive royalties and certain other payments following an acquisition of Vitaeris by CSL. Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

Corporate and Other Financial Information

We were incorporated in 2002 and have not generated any product revenue. Through December 31, 2017, our operations have been primarily funded by $783.2 million of net proceeds in public offerings, $111.4 million in private placements of our capital stock, and $135.0 million in upfront payments, milestones and research and development payments from our former collaborators and government grants.

In July 2017, we received $161.5 million in net proceeds from an underwritten public offering of common stock. In January 2018, we received approximately $97.7 million in net proceeds from a private placement of convertible preferred stock. In February 2018, we received approximately $277.7 million in net proceeds from an underwritten public offering of 2.5% convertible senior notes due 2025, or the Notes. The purchase agreement for the placement of the convertible preferred stock, and a right we had under such agreement to sell to the investors an additional $150 million of convertible preferred stock, terminated upon the closing of the Notes offering and no additional shares will be issued under such agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents, short-term investments and restricted cash as of December 31, 2017, together with the proceeds received from the January 2018 private placement of convertible preferred stock and February 2018 Notes offering, will be sufficient to achieve a U.S. commercial launch of eptinezumab on our expected schedule, assuming regulatory approval, and meet our projected operating requirements into 2020. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates. We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our development programs or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

Financial Operations Overview

Revenues

We recognized $1.6 million and $0.1 million in revenue in 2017 and 2016, respectively, relating to the sale of drug supply inventory of clazakizumab to Vitaeris at cost. We did not recognize any revenue in 2015.

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

Pharmaceutical operations	Research and development expenses incurred related to manufacturing preclinical study and clinical trial materials, including scale-up process development and quality control activities.

Clinical development	Research and development expenses incurred related to Phase 1, Phase 2 and Phase 3 clinical trials, including regulatory affairs and medical affairs activities.

Our research and development expenses during 2017, 2016 and 2015 were as follows:

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands)
External costs:
Eptinezumab	$182,056	$82,326	$37,764
ALD1910	6,626	—	—
ALD1613	—	6,025	5,272
Unallocated internal costs:
Preclinical discovery and development	20,135	18,486	13,748
Pharmaceutical operations	24,036	18,051	9,834
Clinical development	20,049	7,872	2,993
Total research and development expenses	$252,902	$132,760	$69,611

We plan to increase our research and development expenses for the foreseeable future as we continue the development of eptinezumab, continue to develop our medical affairs capability, continue to prepare for regulatory submissions and advance ALD1910 and our future product candidates into clinical development. The timing and amount of research and development expenses incurred will depend largely upon the outcomes of current and future clinical trials for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, business development, intellectual property, finance, human resources, investor relations, marketing and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for marketing, auditing, tax and legal services, including intellectual property related legal services. We expect our general and administrative costs will rise in 2018 as we increase our headcount and expand our support staffing, build commercial infrastructure including information technology systems and personnel support for the commercial organization, and other activities to support our Company growth as we prepare for a potential commercial launch of eptinezumab.

Other Income (Expense)

Other income consists primarily of interest income received on our cash, cash equivalents, investments, and restricted cash, gains and losses on foreign currency and refundable Australian tax credits received by our wholly-owned Australian subsidiary. We anticipate other expenses to increase due to interest expense on the Notes.

Results of Operations

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Years Ended
	December 31,
	2017	2016	Dollar change	% change
	(dollars in thousands)
Revenues:
Collaboration and license agreements	$1,619	$113	1,506	1333%
Operating expenses:
Cost of sales	1,619	113	1,506	1333%
Research and development	252,902	132,760	120,142	90%
General and administrative	38,102	26,148	11,954	46%
Total operating expenses	292,623	159,021	133,602	84%
Gain on license of clazakizumab	—	1,050	(1,050)	(100%)
Loss from operations	(291,004)	(157,858)	(133,146)	(84%)
Other income (expense)
Interest income	2,495	1,966	529	27%
Foreign currency gain (loss)	223	(349)	572	164%
Other income	50	172	(122)	(71%)
Total other income, net	2,768	1,789	979	55%
Net loss before equity in net loss of unconsolidated entity	(288,236)	(156,069)	(132,167)	(85%)
Equity in net loss of unconsolidated entity	(643)	(185)	(458)	(248%)
Net loss	$(288,879)	$(156,254)	$(132,625)	(85%)

Revenue and Cost of Sales

We recognized $1.6 million in revenue and cost of sales in 2017 relating to the sale of drug supply inventory of clazakizumab to Vitaeris at cost. We recognized $0.1 million in revenue and cost of sales in 2016 relating to the sale of drug supply inventory of clazakizumab to Vitaeris at cost.

 Research and Development Expenses

	Years Ended
	December 31,
	2017	2016	Dollar change	% change
	(dollars in thousands)
External costs:
Eptinezumab	$182,056	$82,326	$99,730	121%
ALD1910	6,626	—	6,626	—
ALD1613	—	6,025	(6,025)	(100%)
Unallocated internal costs:
Preclinical discovery and development	20,135	18,486	1,649	9%
Pharmaceutical operations	24,036	18,051	5,985	33%
Clinical development	20,049	7,872	12,177	155%
Total research and development expenses	$252,902	$132,760	$120,142	90%

Research and development expenses increased by $120.1 million, or 90%, in 2017 compared to 2016. During 2017, external costs incurred for eptinezumab increased by $99.7 million, or 121%. The increased level of spending for eptinezumab was primarily due to an additional $81.7 million in manufacturing costs to prepare for commercial launch and $14.8 million in clinical trial costs. External costs for ALD1613 decreased $6.0 million due to termination of the development of this product candidate in 2016. External costs for ALD1910 increased by $6.6 million as we continued to advance the program. Unallocated internal costs increased by $19.8 million due primarily to an increase in salaries expense of $8.7 million and an increase in stock-based compensation expense of $5.1 million in 2017 as a result of a 27% increase in our research and development headcount to support our ongoing and planned pivotal clinical trials.  In addition, unallocated internal cost increased in 2017 due to an increase of professional fees of $3.4 million and facilities related costs of $1.7 million.

General and Administrative Expenses

General and administrative expenses increased by $12.0 million, or 46%, for 2017 compared to 2016. The increase was primarily due to an increase in stock-based compensation expense of $3.5 million and an increase of $2.8 million in salaries expense due to a 28% increase in headcount, as well as an increase of $5.6 million in professional fees and other administrative costs primarily to support commercial readiness activities. We anticipate increases in general and administrative expenses for commercial marketing as we build out our commercial readiness infrastructure and product launch plans for eptinezumab.

Gain on License of Clazakizumab

In May 2016, we licensed the exclusive worldwide rights to clazakizumab to Vitaeris. In exchange for the rights to clazakizumab, we received an equity stake in Vitaeris and are eligible to receive royalties and certain other payments. We recognized a gain on the license agreement of $1.1 million in 2016.

Interest Income

The increase of $0.5 million in interest income for the year ended 2017 compared to 2016 was due primarily due to a higher average interest rate on our average balances of cash, cash equivalents, investments, and restricted cash compared to the same period of 2016.

Foreign Currency Gain (Loss)

We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency gain of $0.2 million in 2017 and a net foreign currency loss of $0.3 million in 2016 due in both years to fluctuations in the exchange rate primarily for British pounds relative to U.S. dollars.

Other Income

Other income primarily represents incentive payments received by our Australian subsidiary from the Australian government for eligible research and development expenditures in the prior calendar year. We received $0.1 million in such incentive payments in 2017 and $0.2 million in 2016.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag. We recognized $0.6 and $0.2 million in equity in net loss for 2017 and 2016, respectively.

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

Revenues

We recognized $0.1 million in revenue and cost of sales in 2016 relating to the sale of drug supply inventory of clazakizumab to Vitaeris at cost. We did not recognize any revenue in 2015.

Research and Development Expenses

	Years Ended
	December 31,
	2016	2015	Dollar change	% change
	(dollars in thousands)
External costs:
Eptinezumab	$82,326	$37,764	$44,562	118%
ALD1613	6,025	5,272	753	14%
Unallocated internal costs:
Preclinical discovery and development	18,486	13,748	4,738	34%
Pharmaceutical operations	18,051	9,834	8,217	84%
Clinical development	7,872	2,993	4,879	163%
Total research and development expenses	$132,760	$69,611	$63,149	91%

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

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities and payments from our former collaboration partners. As of December 31, 2017, we had an accumulated deficit of $667.5 million and cash, cash equivalents and short-term investments of $276.2 million, consisting of cash, money market funds and U.S. government agency obligations, and restricted cash of $10.0 million. In July 2017, we completed an underwritten public offering of 17,250,000 shares of common stock resulting in net proceeds of $161.5 million, after deducting underwriting discounts, commissions and offering expenses. In January 2018, we completed offering private placement of 725,268 shares of convertible preferred stock resulting in net proceeds of approximately $97.7 million. In February 2018, we received approximately $277.7 million in net proceeds from an underwritten public offering of the Notes. The purchase agreement for the placement of the convertible preferred stock, and a right we had under such agreement to sell to the investors an additional $150 million of convertible preferred stock, terminated upon the closing of the Notes offering and no additional shares will be issued under such agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents, short-term investments and restricted cash as of December 31, 2017, together with the proceeds received from the January 2018 private placement of convertible preferred stock and February 2018 Notes offering, will be sufficient to achieve a U.S. commercial launch of eptinezumab on our expected schedule, assuming regulatory approval, and meet our projected operating requirements into 2020. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates. We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

For the year ended December 31, 2017, we early adopted ASU 2016-18, Statement of Cash Flows – Restricted Cash and retrospectively applied the change to the consolidated statement of cash flows. As of December 31, 2017, we had $10 million in restricted cash which is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows. The following table summarizes our cash flows for the periods indicated:

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(226,617)	$(159,687)	$(81,233)
Net cash provided by (used in) investing activities	34,380	(67,720)	(167,267)
Net cash provided by financing activities	162,917	137,110	408,206

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and the changes in deferred revenue and components of working capital.  Net cash used in operating activities was $226.6 million in 2017 compared to $159.7 million in 2016. The $66.9 million increase in net cash used in operating activities in 2017 compared to 2016 was driven primarily by an increase in net loss of $132.6 million which is offset by a $68.7 million decrease in prepaid expenses, of which $37.0 million was due to the recognition of manufacturing expenses in support of our commercial readiness activities for eptinezumab which were prepaid at December 31, 2016 and therefore did not use cash during the year ended December 31, 2017. Other changes which also increased cash used in operating activities compared to the prior year period were due to a decrease of $7.9 million in the change in accounts payable and a decrease of $7.5 million in the change in accrued liabilities offset by an increase in stock-based compensation of $8.5 million due to increases in headcount to support our programs under development.

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

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $34.4 million in 2017 due primarily to sales and maturities of investments, offset in part by purchases of investments.  Purchases of property and equipment used cash of $2.1 million. We anticipate additional purchases of property and equipment for tenant improvements in support of additional leased space for the foreseeable future.

Net cash used in investing activities was $67.7 million and $167.3 million in 2016 and 2015, respectively, due primarily to purchases of investments, offset in part by sales and maturities of investments.  Purchases of property and equipment used cash of $6.6 million and $1.2 million in 2016 and 2015, respectively.

Cash Provided by Financing Activities

Net cash provided by financing activities in 2017 was $162.9 million due primarily to the July 2017 public offering in which we received proceeds of $161.5 million net of underwriting discounts, commissions and offering costs, and $1.4 million from the exercise of stock options and purchases under the employee stock purchase plan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2017.

Contractual Obligations

Our contractual obligations as of December 31, 2017 were as follows:

	Total	2018	2019	2020	2021	2022	Thereafter
	(in thousands)
Operating lease obligations(1)	$8,335	$1,395	$1,434	$1,477	$1,521	$1,568	$940
License agreements(2)	715	60	60	60	60	60	415
Purchase obligations(3)	15,732	15,732	—	—	—	—	—
Contract manufacturing obligations(4)	212,812	71,786	57,202	54,688	29,136	—	—
Total contractual obligations	$237,594	$88,973	$58,696	$56,225	$30,717	$1,628	$1,355

(1)	Represents future minimum lease payments under our non-cancelable operating lease. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

(4)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of December 31, 2017 under agreements with third-party contract manufacturing organizations for larger scale production of eptinezumab. This includes obligations for which we have placed $10.0 million in an escrow account which is classified as non-current restricted cash on our consolidated balance sheet. We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

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

We evaluate multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a single unit of accounting. This evaluation involves subjective determinations and requires us to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis, and if the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in our control. In assessing whether an item has standalone value, we consider factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can use any other deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered items. For sales of drug supply inventory at cost, the revenue is recognized upon transfer of the inventory.  For revenue arrangements entered into prior to January 1, 2011, we were also required to evaluate whether there was fair value of the undelivered elements in the arrangement. The deliverables under our 2009 BMS collaboration agreement did not qualify as separate units of accounting and accordingly are accounted for as a single unit of accounting.

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

Stock-Based Compensation

Stock-based compensation cost is measured on the grant date, based on the estimated fair value of the award using a Black-Scholes pricing model and recognized as an expense over the employee’s requisite service period on a straight-line basis. We recorded stock-based compensation expense of $22.5 million, $14.0 million and $6.1 million for 2017, 2016 and 2015, respectively. At December 31, 2017, we had $45.8 million and $2.1 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants and employee stock purchase plan awards, respectively, that will be recognized over a weighted average period of 2.6 years and 1.1 years, respectively. We expect to continue to grant stock options and restricted stock awards pursuant to our 2014 Equity Incentive Plan and to allow employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

In determining the fair value of stock awards granted, the following weighted average assumptions were used in the Black-Scholes option pricing model for awards granted in the periods indicated:

	Stock Options			Employee Stock Purchase Plan
	Years Ended			Year Ended
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Volatility	61.6%	60.5%	59.5%	66.8%	68.0%	57.0%
Expected term (years)	6.1	6.1	6.1	1.4	1.4	0.9
Risk-free interest rate	2.1%	1.4%	1.6%	1.5%	0.8%	0.3%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, making significant changes to the Internal Revenue Code. Key aspects include, but are not limited to, a decrease in the highest corporate tax bracket from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of the U.S international taxation from the existing worldwide tax system to a territorial system, and a one-time transition tax on previously deferred foreign earnings as of December 31, 2017. We have calculated the impact of the TCJA in our year end income tax provision in accordance with our interpretation and guidance available as of the date of this filing. We have recorded no additional income tax expense in 2017 based on the use of our existing net operating losses, or NOLs, to offset the additional income inclusion generated by the provisions of the TCJA. The provisional amounts related to the remeasurement of deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, as well as to the one-time tax reform transition taxable income inclusion on accumulated earnings and profits of foreign corporations that were previously untaxed by the U.S., are disclosed in our discussion below.

Additionally, the TCJA restructured the existing NOL deduction and carryforward credit for companies with NOL deferred tax assets. Any NOLs generated in years after December 31, 2017 will now be allowed to be carried forward indefinitely, but will be limited to 80% of taxable income. The TCJA removes the carryback period on NOLs generated after 2017, however the 20-year carryforward and 2-year carryback period still apply to existing NOLs generated through 2017.

We determine deferred income tax assets and liabilities, based on temporary differences between the book and tax bases of assets and liabilities. We believe that it is currently more likely than not that our deferred income tax assets will not be realized, and as such, we have recorded a full valuation allowance.

We utilize a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If we determine that a position is “more likely than not” to be sustained, then we proceed to step two, measurement, which is based on the largest amount of benefit which is more likely than not to be realized on effective settlement. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. If actual results differ from our estimates, our NOLs and tax credit carryforwards could be materially impacted.

We file U.S. federal income, as well as Australia and Ireland tax returns. For 2017, we anticipate filing tax returns for state income tax purposes. To date, we have not been audited by the Internal Revenue Service or any other foreign or state income tax authority. As of December 31, 2017, our total deferred income tax assets were $158.1 million. Due to our history of net operating losses and evaluation of available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the ability to carry back NOLs to prior years, we have determined that it is more likely than not that our deferred income tax assets will not be realized, and therefore, the deferred income tax assets are fully offset by a valuation allowance at December 31, 2017. The deferred income tax assets were primarily comprised of U.S. NOLs and tax credit carryforwards. As of December 31, 2017, we had NOL carryforwards of $643.1 million and federal tax credit carryforwards of $17.9 million to offset future taxable income or offset income taxes due. These NOLs expire from 2025 to 2037 and the tax credit carryforwards expire from 2024 to 2037, if not utilized.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. This standard will not have a material impact to the financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2017, we had cash, cash equivalents and short-term investments of $276.2 million consisting of cash, money market accounts, and U.S. government agency obligations, and restricted cash of $10.0 million. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.3 million in the fair value of our investments as of December 31, 2017. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.3 million over the next twelve months based on our investment balance at December 31, 2017.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom, Switzerland and Austria. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros.  We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies, as well as fluctuations in British pounds and Swiss francs. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the consolidated statements of operations. As of December 31, 2017, we held the U.S. dollar equivalent of $3.2 million in British pounds, $0.7 million in Australian dollars, and $0.2 million in Euros. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pounds, Australian dollars, and Euros from the December 31, 2017 rate would have increased/decreased our total unrealized foreign currency loss on our holdings by approximately $0.4 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. For the year ended December 31, 2017, we recorded a net foreign currency gain of $0.2 million in our consolidated statements of operations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALDER BIOPHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alder BioPharmaceuticals, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alder BioPharmaceuticals, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Seattle, Washington

February 26, 2018

We have served as the Company’s auditor since 2007.

Alder BioPharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2017	2016
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$76,896	$116,216
Short-term investments	199,344	235,651
Prepaid expenses and other assets	11,014	40,380
Inventory	—	936
Total current assets	287,254	393,183
Property and equipment, net	5,630	7,076
Restricted cash	10,000	—
Investment in unconsolidated entity	222	865
Other assets	30	8,030
Total assets	$303,136	$409,154
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$7,471	$10,361
Accrued liabilities	15,803	15,437
Deferred rent	92	92
Total current liabilities	23,366	25,890
Long-term deferred rent	495	481
Total liabilities	23,861	26,371
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 67,842,942 and 50,368,206 shares issued and outstanding, respectively	7	5
Additional paid-in capital	946,869	761,456
Accumulated deficit	(667,509)	(378,630)
Accumulated other comprehensive loss	(92)	(48)
Total stockholders’ equity	279,275	382,783
Total liabilities and stockholders’ equity	$303,136	$409,154

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Operations

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$1,619	$113	$—
Operating expenses
Cost of sales	1,619	113	—
Research and development	252,902	132,760	69,611
General and administrative	38,102	26,148	16,718
Total operating expenses	292,623	159,021	86,329
Gain on license of clazakizumab	—	1,050	—
Loss from operations	(291,004)	(157,858)	(86,329)
Other income (expense)
Interest income	2,495	1,966	702
Foreign currency gain (loss)	223	(349)	73
Other income	50	172	84
Total other income, net	2,768	1,789	859
Net loss before equity in net loss of unconsolidated entity	(288,236)	(156,069)	(85,470)
Equity in net loss of unconsolidated entity	(643)	(185)	—
Net loss	$(288,879)	$(156,254)	$(85,470)
Net loss per share - basic and diluted	$(4.95)	$(3.23)	$(2.11)
Weighted average number of common shares used in net loss per share - basic and diluted	58,347,284	48,407,565	40,586,980

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(288,879)	$(156,254)	$(85,470)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(44)	432	(470)
Foreign currency translation income (loss), net of tax	—	21	(9)
Total other comprehensive income (loss)	(44)	453	(479)
Comprehensive loss	$(288,923)	$(155,801)	$(85,949)

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
	(in thousands, except for share data)
Balances at December 31, 2014	30,996,526	$3	$196,082	$(136,906)	$(22)	$59,157
Net loss	—	—	—	(85,470)	—	(85,470)
Other comprehensive loss	—	—	—	—	(479)	(479)
Issuance of common stock, net of offering costs	12,068,539	1	406,633	—	—	406,634
Exercise of stock options	548,491	—	701	—	—	701
Shares issued under employee stock purchase plan	93,233	—	835	—	—	835
Stock-based compensation	—	—	6,139	—	—	6,139
Balances at December 31, 2015	43,706,789	4	610,390	(222,376)	(501)	387,517
Net loss	—	—	—	(156,254)	—	(156,254)
Other comprehensive income	—	—	—	—	453	453
Issuance of common stock, net of offering costs	6,182,795	1	134,870	—	—	134,871
Exercise of stock options	376,919	—	921	—	—	921
Shares issued under employee stock purchase plan	101,703	—	1,318	—	—	1,318
Stock-based compensation	—	—	13,957	—	—	13,957
Balances at December 31, 2016	50,368,206	5	761,456	(378,630)	(48)	382,783
Net loss	—	—	—	(288,879)	—	(288,879)
Other comprehensive loss	—	—	—	—	(44)	(44)
Issuance of common stock, net of offering costs	17,250,000	2	161,480	—	—	161,482
Exercise of stock options	110,921	—	189	—	—	189
Shares issued under employee stock purchase plan	113,815	—	1,246	—	—	1,246
Stock-based compensation	—	—	22,498	—	—	22,498
Balances at December 31, 2017	67,842,942	$7	$946,869	$(667,509)	$(92)	$279,275

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net loss	$(288,879)	$(156,254)	$(85,470)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash gain on license of clazakizumab in exchange for investment in unconsolidated entity	—	(1,050)	—
Equity in net loss of unconsolidated entity	643	185	—
Depreciation and amortization	3,001	1,674	751
Stock-based compensation	22,498	13,957	6,139
Other non-cash charges, net	(167)	407	17
Changes in operating assets and liabilities
Accounts receivable	—	—	113
Prepaid expenses and other assets	37,366	(31,374)	(9,744)
Inventory	936	(936)	—
Accounts payable	(2,395)	5,488	2,816
Accrued liabilities	366	7,843	4,273
Deferred rent	14	373	(128)
Net cash used in operating activities	(226,617)	(159,687)	(81,233)
Investing activities
Purchases of investments	(305,540)	(165,871)	(185,629)
Proceeds from maturities of investments	341,819	104,765	19,335
Proceeds from sales of investments	151	—	250
Purchases of property and equipment	(2,050)	(6,619)	(1,223)
Proceeds from sale of property and equipment	—	5	—
Net cash provided by (used in) investing activities	34,380	(67,720)	(167,267)
Financing activities
Proceeds from issuance of common stock, net of offering costs	161,482	134,871	406,634
Deferred offering costs	—	—	36
Proceeds from exercise of stock options and employee stock purchase plan	1,435	2,239	1,536
Net cash provided by financing activities	162,917	137,110	408,206
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	21	(9)
Net increase (decrease) in cash, cash equivalents and restricted cash	(29,320)	(90,276)	159,697
Cash, cash equivalents and restricted cash
Beginning of period	116,216	206,492	46,795
End of period	$86,896	$116,216	$206,492

Supplemental disclosures:
Purchases of property and equipment included in accounts payable and accrued liabilities	$8	$503	$347

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

Liquidity and Going Concern

The Company has an accumulated deficit as of December 31, 2017. To date, the Company has funded its operations primarily through sales of its capital stock and payments from its former collaboration partners, and will require substantial additional capital for research and product development. As described further in Note 18 – Subsequent events, in January 2018, the Company completed a private placement of 725,268 shares of convertible preferred stock resulting in net proceeds of approximately $97.7 million. In February 2018, the Company received approximately $277.7 million in net proceeds from an underwritten public offering of 2.5% convertible senior notes due 2025 (the “Notes”).

The Company forecasts a significant increase in expenditures to support the planned Biologics License Application submission, commercial readiness activities and anticipated commercial launch of eptinezumab. The Company estimates the available cash, cash equivalents, short-term investments and restricted cash as of December 31, 2017, together with the proceeds received from the January 2018 private placement of convertible preferred stock and the February 2018 Notes offering will be sufficient to achieve a U.S. commercial launch of eptinezumab on its expected schedule, assuming regulatory approval, and meet our projected operating requirements into 2020. The Company has based its estimate on the timing for its projected expenditures on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plans may change, and it may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. The Company will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and its other product candidates. The Company expects to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

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

Restricted Cash

The Company had restricted cash of $10 million as of December 31, 2017, classified as a non-current asset on the consolidated balance sheets.  The funds are placed in an escrow account pursuant to a contractual agreement with a third-party manufacturer and will be used for payments under that agreement in 2019.

Concentration of Credit Risk

The Company is exposed to credit risk from its deposits of cash and cash equivalents and restricted cash in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company had one collaborator which accounted for 100% of total revenues for the years ended December 31, 2017 and 2016. The Company had no revenue for the year ended December 31, 2015.

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

Segment and Geographic Information

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision makers, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision makers are its chief executive officer and its board of directors. The Company manages its business as one operating segment; however, the Company operates in three geographic regions: United States (Bothell, WA), Australia, and Ireland. Substantially all of the Company’s assets are located in, and revenues are generated in, the United States.

Revenue Recognition

The Company recognizes revenues from collaboration, license or research service contract arrangements when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and collectability is reasonably assured.

The Company evaluates multiple-element arrangements to determine (1) the deliverables included in the arrangement and (2) whether the individual deliverables represent separate units of accounting or whether they must be accounted for as a single unit of accounting. This evaluation involves subjective determinations and requires the Company to make judgments about the individual deliverables and whether such deliverables are separable from the other aspects of the contractual relationship. Deliverables are considered separate units of accounting provided that the delivered item has value to the customer on a standalone basis, and if the arrangement includes a general right of return with respect to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in the Company’s control. In assessing whether an item has standalone value, the Company considers factors such as the research, development, manufacturing and commercialization capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can use any other deliverable for its intended purpose without the receipt of the remaining deliverable, whether the value of the deliverable is dependent on the undelivered item and whether there are other vendors that can provide the undelivered items. For sales of drug supply inventory at cost, the revenue is recognized upon transfer of the inventory. For revenue arrangements entered into prior to January 1, 2011, the Company was also required to evaluate whether there was fair value of the undelivered elements in the arrangement. The deliverables under the 2009 Bristol-Myers Squibb (“BMS”) collaboration agreement did not qualify as separate units of accounting and accordingly are accounted for as a single unit of accounting.

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

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These patent-related legal costs are reported as a component of general and administrative expenses.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows – Restricted Cash, which provides amendments to current guidance to address the classification and presentation of changes in restricted cash in the consolidated statement of cash flows. This ASU requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.  This ASU will become effective for annual periods beginning after December 15, 2017. Early adoption is permitted and is required to be applied retrospectively. The Company early adopted this ASU and retrospectively applied the change to the consolidated statement of cash flows for the year ended December 31, 2017. Upon the adoption, amounts described as restricted cash are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the consolidated statements of cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) – Scope of Modification Accounting. This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This ASU will become effective for annual periods beginning after December 15, 2017. The Company will apply this accounting guidance to any stock award modifications which occur in future periods.

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

	Years Ended
	December 31,
	2017	2016	2015

Net loss (in thousands)	$(288,879)	$(156,254)	$(85,470)
Denominator
Weighted average common shares outstanding - basic and diluted	58,347,284	48,407,565	40,586,980
Net loss per share - basic and diluted	$(4.95)	$(3.23)	$(2.11)

The following weighted average numbers of shares of outstanding stock options and awards under the employee stock purchase plan were excluded from the calculation of diluted net loss per share for 2017, 2016 and 2015 because including them would have had an anti-dilutive effect.

	Years Ended
	December 31,
	2017	2016	2015
Stock options	6,673,285	4,350,900	2,890,409
Employee stock purchase plan	229,958	102,485	114,937
	6,903,243	4,453,385	3,005,346

4.    Restricted Cash

The Company had restricted cash of $10 million as of December 31, 2017, classified as a non-current asset on the consolidated balance sheets.  The funds are placed in an escrow account pursuant to a contractual agreement with a third-party manufacturer and will be used for payments under that agreement in 2019.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows.

	Years Ended
	December 31,
	2017	2016
	(in thousands)

Cash and cash equivalents	$76,896	$116,216
Restricted cash	10,000	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$86,896	$116,216

5.    Fair Value Disclosures

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2017
Cash equivalents
Money market funds	$71,379	$—	$—	$71,379
Short-term investments
U.S. government agency obligations	—	199,344	—	199,344
Restricted cash
Money market funds	10,000	—	—	10,000
	$81,379	$199,344	$—	$280,723

As of December 31, 2016
Cash equivalents
Money market funds	$111,149	$—	$—	$111,149
Short-term investments
Negotiable certificates of deposit	—	10,997	—	10,997
U.S. government agency obligations	—	224,654	—	224,654
	$111,149	$235,651	$—	$346,800

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

6.    Investments

Short-term investments consisted of the following securities available-for-sale for the date indicated:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of December 31, 2017
U.S. government agency obligations maturing in one year or less	$199,434	$—	$(90)	$199,344
Total available-for-sale securities	$199,434	$—	$(90)	$199,344

Type of security as of December 31, 2016
Negotiable certificates of deposit maturing in one year or less	$11,000	$1	$(4)	$10,997
U.S. government agency obligations maturing in one year or less	224,697	27	(70)	224,654
Total available-for-sale securities	$235,697	$28	$(74)	$235,651

All short-term investments had a contractual maturity of one year or less.

The decreases in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and the intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. The Company’s realized gains and realized losses on sales of available-for-sale securities were not significant for the years ended December 31, 2017, 2016 and 2015. No securities have been in a continuous unrealized loss position for more than 12 months as of December 31, 2017.

7.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following for the dates indicated:

	December 31,
	2017	2016
	(in thousands)
Current assets:
Advance payments for research and development	$9,200	$39,274
Prepaid insurance, other prepaid general and administrative expenses and other assets	1,814	1,106
	$11,014	$40,380

Long-term assets:
Advance payments for research and development	$—	$8,000
Other long-term assets	30	30
	$30	$8,030

Long-term assets in 2016 included a refundable $8.0 million reservation fee paid to a third party to secure additional production capacity. Upon execution of a binding agreement in March 2017, this payment was characterized as a non-refundable payment and recognized as research and development expense during the first quarter ended March 31, 2017.

8.    Property and Equipment

Property and equipment consisted of the following for the dates indicated:

	December 31,
	2017	2016
	(in thousands)

Computer equipment and software	$830	$1,098
Laboratory equipment	4,131	6,858
Furniture and fixtures	1,031	1,167
Leasehold improvements	4,914	5,269
	10,906	14,392
Less: Accumulated depreciation and amortization	(5,276)	(7,316)
	$5,630	$7,076

Depreciation and amortization expense totaled $3.0 million, $1.7 million, and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

9.    Investment in Unconsolidated Entity and Inventory

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia. In exchange for the rights to clazakizumab, the Company received an equity interest in Vitaeris and is eligible to receive royalties and certain other payments. In addition, Randall C. Schatzman, Ph.D., the Company’s president and chief executive officer, joined Vitaeris’ board of directors. Since clazakizumab was developed internally by the Company, all previous expenditures to develop the compound were recognized as expense in the period incurred and there was no carrying value on the Company’s consolidated balance sheet. In 2016, the Company recognized a gain on the license agreement of $1.1 million, which was determined as the fair value of the Company’s equity stake in Vitaeris. The Company recognized $1.6 million and $0.1 million in revenue and cost of sales for the years ended December 31, 2017 and 2016, respectively, related to the sale of drug supply inventory of clazakizumab to Vitaeris at cost.

As of December 31, 2016, the Company had $0.9 million in inventory of finished goods for resale associated with the Vitaeris agreement on its consolidated balance sheet. This inventory was sold to Vitaeris in 2017. The Company values inventory at the lower of cost or market value which is determined using the specific identification basis. Inventory is reduced to net realizable value for excess, obsolete or unsalable inventory.

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

In November 2017, the Company and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including the Company, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited, (CSL), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Pursuant to the option agreement, CSL will provide research funding to Vitaeris for the development of clazakizumab and CSL received an exclusive option to acquire Vitaeris, subject to certain terms and conditions. Upon the execution of the option agreement, Vitaeris received an upfront payment of $15 million and Vitaeris will also receive future development milestone payments.  If CSL exercises its purchase option, it will be required to make to Vitaeris’ shareholders, including the Company, an immediate one-time payment and thereafter certain sales-based milestone payments. The Company will continue to be eligible to receive royalties and certain other payments following an acquisition of Vitaeris by CSL. The Company recorded $0.6 million and $0.2 million in net loss with respect to Vitaeris for the years ended December 31, 2017 and 2016, respectively. This net loss reduced the Company’s carrying value of the Company’s investment in Vitaeris to $0.2 million and $0.9 million which is classified as a non-current asset as of December 31, 2017 and 2016, respectively. The purchase option created a written call on the Company’s shares in Vitaeris and the value of this written call is not significant. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

10.    Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	December 31,
	2017	2016
	(in thousands)
Compensation and benefits	$7,933	$4,833
Contracted research and development	6,846	9,837
Professional services and other	1,024	767
	$15,803	$15,437

11.    Collaboration and License Agreements

In 2017 and 2016, the Company recognized revenue under its agreement with Vitaeris in accordance with the Company’s revenue recognition policy.  The Company did not recognize any revenue in 2015.

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands)
Revenues recognized:
Collaboration and license agreements	$1,619	$113	$—
Total revenues recognized	$1,619	$113	$—

12.    Capital Stock

There were 67,842,942 and 50,368,206 shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively. Under the Amended and Restated Certificate of Incorporation, the Company’s authorized capital stock consists of

200,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2017.

The Company has reserved for future issuance the following number of shares of common stock:

December 31,
2017

Stock options outstanding	7,286,834
Reserved for stock incentive plan	1,504,604
Reserved for employee stock purchase plan	1,183,862
9,975,300

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of other classes of stock outstanding.

In January 2015, the Company completed an underwritten public offering of 6,900,000 shares of common stock, including 900,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, for a total net proceeds of $190.7 million, after deducting underwriting discounts and commissions of $12.2 million and offering expenses of $0.6 million.

In June 2015, the Company completed an underwritten public offering of 5,168,539 shares of common stock, including 674,157 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, for a total net proceeds of $215.9 million, after deducting underwriting discounts and commissions of $13.8 million and offering expenses of $0.3 million.

In April 2016, the Company completed an underwritten public offering of 6,182,795 shares of common stock, including 806,451 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, for a total net proceeds of $134.9 million, after deducting underwriting discounts and commissions of $8.6 million and offering expenses of $0.3 million.

In July 2017, the Company completed an underwritten public offering of 17,250,000 shares of common stock, including 2,250,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, for a total net proceeds of $161.5million, after deducting underwriting discounts and commissions of $10.4 million and offering expenses of $0.7 million.

13.    Stock-based Compensation

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

At December 31, 2017, options to purchase up to 7,286,834 shares of common stock were outstanding and1,504,604 shares were reserved for future grants under the 2014 Plan.  On January 1, 2018, an additional 2,713,717 shares of common stock became available for future grants under the 2014 Plan.

Employee Stock Purchase Plan

In April 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”) which became effective in May 2014. Under the ESPP, eligible employees can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for offering periods of up to 27 months in duration. Each offering period is comprised of four consecutive purchase periods which begin on December 1 and June 1 of each year. Participants enrolled in an offering period will continue in that offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in an offering period will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first day of the offering period or (ii) the end of each purchase period within the offering period. A maximum of 2,000 shares of common stock may be purchased by each participant at each of four purchase dates during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized on a straight-line basis.  The number of shares reserved for the ESPP automatically increases each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (2) 750,000 shares of common stock; or (3) such lesser number as determined by the Company’s board of directors. As of December 31, 2017, 1,183,862 shares of common stock were reserved for future grants under the ESPP. On January 1, 2018, an additional 678,429 shares of common stock became available for future grants under the ESPP.

  Activity under the ESPP for the years ended December 31, was as follows:

Year	Purchase price	Number of Shares Purchased
2017	$9.35	65,231
	$13.09	48,584
		113,815

2016	$8.50	63,291
	$13.87	2,865
	$20.02	30,389
	$25.56	5,158
		101,703

2015	$8.50	89,440
	$13.87	2,540
	$36.14	1,253
		93,233

As of December 31, 2017, the total unrecognized compensation cost related to the ESPP was $2.1 million and will be recognized on a straight-line basis over the weighted average remaining service period of 1.1 years.

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

Expected Term

In determining the expected term of the Company’s stock options, the Company takes into consideration the contractual term of 10 years, the multiple vesting tranches which generally vest in full over 4 years, and expectations of future employee behavior. The Company has estimated the expected term at 6.1 years which approximates the actual historical life of stock options which have been exercised or cancelled.

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

In determining the fair value of stock awards granted, the following weighted average assumptions were used in the Black-Scholes option pricing model for awards granted in the periods indicated:

	Stock Options			Employee Stock Purchase Plan
	Years Ended			Year Ended
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Volatility	61.6%	60.5%	59.5%	66.8%	68.0%	57.0%
Expected term (years)	6.1	6.1	6.1	1.4	1.4	0.9
Risk-free interest rate	2.1%	1.4%	1.6%	1.5%	0.8%	0.3%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

The Company records stock-based compensation for awards to non-employees using a fair value measured determined using the Black-Scholes option pricing model which reflects the same assumptions as applied to employee options in each of the reported periods, except for the expected term, for which it uses the remaining contractual life of the option. Stock-based compensation expense for non-employee awards is subject to remeasurement as the underlying equity instruments vest and is recognized as an expense over the period during which services are received. The Company did not have expenses relating to stock options granted to non-employees in 2017. In 2016 and 2015, the Company recognized $0.1 million and $0.3 million of expense, respectively, relating to stock options granted to non-employees.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands)
Research and development	$12,629	$7,578	$3,449
General and administrative	9,869	6,379	2,690
	$22,498	$13,957	$6,139

As of December 31, 2017, the total unrecognized compensation cost relating to stock options was $45.8 million and will be recognized on a straight-line basis over the weighted average remaining service period of 2.6 years.

Stock option activity

A summary of the Company’s stock option activity and related information follows:

		Weighted average	Weighted average	Aggregate
		exercise	remaining contractual	intrinsic value
	Shares	price per share	life (years)	(in thousands)
Options, Outstanding at beginning of period	4,918,052	$20.72	7.8	$23,098
Granted	2,552,825	19.20
Exercised	(110,921)	1.71
Forfeited and expired	(73,122)	27.75
Options, Outstanding at end of period	7,286,834	$20.41	7.7	$8,665
Exercisable at December 31, 2017	3,136,714	$18.18	6.2	$8,347
Vested and expected to vest at December 31, 2017	7,201,653	$20.37	7.7	$8,661

The following table summarizes the Company’s stock option values:

	Years Ended
	December 31,
	2017	2016	2015
	(in thousands, except per share data)
Weighted average fair value of option shares granted during the period	$11.14	$14.63	$17.43
Total intrinsic value of stock options exercised	1,624	10,179	20,389
Total fair value of stock options vested	20,712	9,207	2,133

14.    Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, making significant changes to the Internal Revenue Code. Key aspects include, but are not limited to, a decrease in the highest corporate tax bracket from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of the U.S international taxation from the existing worldwide tax system to a territorial system, and a one-time transition tax on previously deferred foreign earnings as of December 31, 2017. The Company has calculated the impact of the TCJA in accordance with its interpretation and guidance available as of the date of these financial statements. No additional income tax expense has been recorded in 2017 based on the use of existing net operating losses, or NOLs, to offset the additional income inclusion generated by the provisions of the TCJA.

Additionally, the TCJA restructured the existing NOL deduction and carryforward credit for companies with NOL deferred tax assets. Any NOLs generated in years after December 31, 2017 will now be allowed to be carried forward indefinitely, but will be limited to 80% of taxable income. The TCJA removes the carryback period on NOLs generated after 2017, however the 20-year carryfoward and 2-year carryback period still apply to existing NOLs generated through 2017.

Loss before income taxes consisted of the following:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)

Domestic	$(288,860)	$(156,409)	$(85,595)
Foreign	(19)	155	125
Loss before income taxes	$(288,879)	$(156,254)	$(85,470)

The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rate of 34% for 2015 through 2017 as follows:

	Years Ended December 31,
	2017	2016	2015

Federal statutory income tax rate	34.0%	34.0%	34.0%
Stock-based compensation	2.5%	(1.0%)	(1.0%)
Research and development credits	1.4%	2.4%	2.4%
Other	0.0%	(0.1%)	(0.1%)
U.S. federal statutory rate change	(30.5%)	0.0%	0.0%
Change in valuation allowance	(7.4%)	(35.3%)	(35.3%)
Effective tax rate	0.0%	0.0%	0.0%

The Company’s net deferred income tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in thousands)

Deferred income tax assets:
Net operating loss carryforwards	$135,053	$119,810
Research and development credits	15,589	11,540
Other	7,502	5,443
Total deferred income tax assets	158,144	136,793
Less: Valuation allowance	(158,144)	(136,793)
Net deferred income tax assets	$—	$—

At December 31, 2017, the Company had U.S. net operating loss (“NOL”) carryforwards of $643.1 million, which may be used to offset future taxable income. The Company adopted ASU 2016-09 “Compensation – Stock Compensation” during 2017, and therefore the $27.5 million of historical excess tax benefits associated with stock option exercises recorded directly to stockholder’s equity were released from off-balance sheet tracking and added to the balance sheet as deferred tax assets. The NOL carryforwards expire from 2025 to 2037 if not utilized. In addition, the Company has U.S. research and development tax credit carryforwards of $17.9 million, which will expire from 2024 to 2037. The Company establishes reserves or reduces deferred tax assets to address potential uncertain tax positions that it believes could be challenged by taxing authorities even though the Company believes the positions it has taken are more likely than not to stand during a tax examination.  The Company reviews the uncertain tax positions as changes in factors to law warrant adjustments to the potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require the Company to increase or decrease its uncertain tax positions and effective income tax rate.

The Company calculated $0.3 million of taxable income inclusion related to the mandatory deemed repatriation of all foreign earnings as of December 31, 2017 that was offset in its entirety by existing NOLs. Prior to 2017, the Company recorded a deferred tax liability related to unremitted foreign earnings. This deferred tax liability was reversed in 2017 after the deemed repatriation and the Company’s assessment that any future earnings will be permanently invested overseas.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. This standard will not have a material impact to the financial statements.

In certain circumstances, where there is a change in control, utilization of NOLs and tax credit carryforwards are subject to certain limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company performed a Section 382 analysis through 2017 and determined that an ownership change occurred in 2015 and is applicable to NOLs and tax credits created through 2015. However, based on the analysis, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. NOLs and tax credits created after 2015 are not subject to an ownership change.  The Company continues to monitor ownership changes for purposes of Section 382. If it is determined that Section 382 ownership changes have occurred subsequent to 2015, the NOLs and tax credit carryforwards may be subject to an additional limitation such that a portion may not be utilizable.

The Company records a valuation allowance to reduce deferred tax assets to the extent it believes more likely than not that a portion of such assets will not be realized. In making such determinations, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the ability to carry back NOLs to prior years. Currently the Company believes that it is not more likely than not that it will realize its current and long-term deferred tax assets.  Accordingly, a valuation allowance has been recorded against the full value of the deferred income tax assets. There was a release in the valuation allowance for the effect of the Federal statutory rate change on the deferreds, which adjusts the ending balances for the rate differential that will never be realized.

The table below summarizes changes in the deferred tax valuation allowance:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(in thousands)
Deferred income tax valuation allowance:
For year ended December 31, 2016	$81,676	$55,117	$—	$136,793
For year ended December 31, 2017	136,793	109,600	88,249	158,144

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

The total balance of unrecognized gross tax benefits was as follows:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)

Unrecognized tax benefits at beginning of year	$1,593	$952	$592
Additions based on tax positions taken in prior years	—	35	—
Additions based on tax positions taken in the current year	714	606	360
Unrecognized tax benefits at end of year	$2,307	$1,593	$952

In addition to any uncertain tax positions, it is the Company’s policy to recognize potential accrued interest and/or penalties related to such positions within income tax expense. For 2017, 2016 and 2015, the Company has not recognized any liability related to uncertain tax positions and does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.

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

15.    Defined Contribution Plan

The Company sponsors a defined contribution plan (the “401(k) Plan”) for its full-time employees, with eligibility commencing on the month following an employee’s date of hire. Employee contributions to the 401(k) Plan are based on a percentage of the employee’s gross compensation, limited by Internal Revenue Service guidelines for such plans. The 401(k) Plan provides for matching and discretionary contributions by the Company, which were $1.2 million, $0.8 million, and $0.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

16.    Commitments and Contingencies

The Company had contract manufacturing and purchase obligations totaling $228.5 million at December 31, 2017 related to manufacturing its product candidates for use in clinical trials, including long-term stability studies.

The Company leases office space in four adjacent buildings in Bothell, Washington, for its research and development and administrative activities. In November and December 2016, the Company and the landlords for three of the four buildings which constitute approximately 90% of the total square footage, entered into amendments to the leases under which, among other things, the lease terms were extended to July 31, 2023.  Rent expense totaled $1.9 million, $1.6 million, and $0.8 million for years ended December 31, 2017, 2016 and 2015, respectively.

Future aggregate minimum payments under noncancelable operating leases as of the date indicated are as follows:

December 31,
2017
(in thousands)
Years Ending December 31,
2018	1,395
2019	1,434
2020	1,477
2021	1,521
2022	1,568
Thereafter	940
Total minimum lease payments	$8,335

In July 2014, the Company and Eli Lilly and company each filed an opposition to Labrys Biologics Inc.’s (now owned by Teva Pharmaceuticals International GmbH, or Teva GmbH) European Patent No. 1957106 B1, requesting that such patent be revoked in its entirety. In an oral proceeding held in Munich, Germany on November 18, 2016, the Opposition Division, or OD, of the European Patent Office, or EPO, issued a ruling revoking all claims in the patent relating to CGRP antagonist antibodies and maintaining but narrowing claims directed to the use of CGRP antagonist antibodies in human therapy to the prevention or treatment of headache such as migraine and cluster headache. The written decision consistent with the oral ruling was issued in February 2017. The Company subsequently initiated an appeal of the decision. On January 5, 2018, the Company entered into a Settlement and License Agreement with Teva GmbH pursuant to which we received a non-exclusive license to Teva GmbH’s CGRP patent portfolio, which includes the opposed European patent, to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea, and agreed to withdraw our appeal. While the agreement does not provide us with a license for Japan and Korea, we believe we have freedom to develop, manufacture and commercialize eptinezumab in these countries.

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

17.    Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2017 and 2016. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2017
Total revenues	$—	$683	$—	$936
Net loss	(100,328)	(74,629)	(59,565)	(54,357)
Net loss per share - basic and diluted	$(1.99)	$(1.48)	$(0.92)	$(0.80)

2016
Total revenues	$—	$113	$—	$—
Net loss	(33,363)	(38,866)	(35,134)	(48,891)
Net loss per share - basic and diluted	$(0.76)	$(0.79)	$(0.70)	$(0.97)

18.    Subsequent Events

Settlement and Licensing Agreement

In January 2018, the Company entered into a Settlement and License Agreement with Teva Pharmaceuticals International GmbH (“Teva GmbH”). Under the terms of the Settlement and License Agreement, the Company received a non-exclusive license to Teva’s CGRP patent portfolio for the development, manufacturing and commercialization of eptinezumab in the U.S. and worldwide, excluding Japan and Korea. While the agreement does not provide the Company with a license for Japan and Korea, the Company believes it has freedom to develop, manufacture and commercialize eptinezumab in these countries.

Upon the execution of the agreement, the Company made an immediate one-time payment of $25 million. In addition, a second one-time payment of $25 million is payable upon the approval of a biologics license application for eptinezumab with the U.S. Food and Drug Administration or of an earlier equivalent filing with a regulatory authority elsewhere in the license territory in which Teva GmbH licensed patents exist, pay $75 million at each two sales-related milestones (at $1 billion and $2 billion in annual sales), and provide certain royalty payments on net sales at rates from 5% to 7% following the commercial launch of eptinezumab.

Preferred Stock Purchase Agreement

In January 2018, the Company entered into a Preferred Stock Purchase Agreement (“Purchase Agreement”) with certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC (“Buyers”). Buyers hold more than 5% of our capital stock and therefore are considered a related party of the Company. The preferred stock is initially convertible into shares of the Company’s common stock on a one-for-ten basis. Upon execution of the Purchase Agreement, the Company sold to the Buyers in a private placement 725,268 shares of convertible preferred stock at $137.88 per share for net proceeds of approximately $97.7 million, after deducting fees and applicable expenses. In addition, the convertible preferred stock has a 5.0% dividend per year, payable semi-annually in additional shares of convertible preferred stock and/or cash at the Company’s option. In addition, pursuant to the Purchase Agreement, in the event a deemed liquidation event occurs within 24 months of the date of the Purchase Agreement, the Company will issue the Buyers a warrant to purchase an aggregate of 75,000 shares of convertible preferred stock at a purchase price per share equal to the initial purchase price (share number and exercise price each subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction). Our preferred stock purchase agreement and our right to sell an additional $150 million of convertible preferred stock terminated upon closing of the 2.5% convertible senior notes and no additional shares will be issued under the agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event.

Convertible Senior Notes

In February 2018, the Company received approximately $277.7 million in net proceeds from an underwritten public offering of 2.5% convertible senior notes (the “Notes”). The Purchase Agreement and the Company’s right thereunder to sell to the Buyers an additional $150 million of convertible preferred stock terminated upon the closing of the Notes. The Notes bear cash interest at a rate of 2.5% per year payable semiannually in arrears on February 1 and August 1 of each year, commencing on August 1, 2018. The Notes will mature on February 1, 2025, unless earlier repurchased, redeemed or converted in accordance with their terms. The Notes will be convertible into cash, shares of the Company’s common stock, or a combination of cash and shares, at the Company’s election. The initial conversion rate of the Notes will be 49.3827 shares of common stock per $1,000 principal amount of Notes.

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

(b) Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

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

(1) The information required by this Item concerning our executive officers and our directors and nominees for director will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be either included an amendment to this Annual Report on Form 10-K or found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Director Compensation”, “Executive Compensation,” “Executive Compensation—Compensation Discussion and Analysis” and “Equity Compensation Plan Information” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Equity Compensation Plan Information” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(1) The information required by this Item concerning related party transactions will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Transactions with Related Persons” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance— Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 3—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in the 2018 Proxy Statement. Such information is incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36431	3.1	May 13, 2014
3.2	Amended and Restated Bylaws.	S-1	333-194672	3.5	April 25, 2014
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock of Alder BioPharmaceuticals, dated January 12, 2018	8-K	001-36431	3.1	January 19, 2018
4.1	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.1	March 19, 2014
4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.2	April 25, 2014
4.3	Form of Common Stock Certificate.	S-1	333-201201	4.3	December 22, 2014
4.4	Registration Rights Agreement by and between Alder BioPharmaceuticals, Inc. and the buyers listed on the Schedule of Buyers thereto, dated January 12, 2018	8-K	001-36431	4.1	January 19, 2018
4.5	Base Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee	8-K	001-36431	4.1	February 1, 2018
4.6	First Supplemental Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% convertible senior notes due 2025)	8-K	001-36431	4.2	February 1, 2018
10.1	Form of Indemnity Agreement between the Alder BioPharmaceuticals, Inc. and its directors and officers.	S-1	333-194672	10.1	April 25, 2014
10.2+	2005 Stock Plan, as amended.	S-1	333-194672	10.2	March 19, 2014
10.3+	Forms of Notice of Stock Option Grant, Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement for 2005 Stock Plan.	S-1	333-194672	10.3	March 19, 2014
10.4+	2014 Equity Incentive Plan.	S-1	333-194672	10.4	April 25, 2014
10.5+	Form of Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan.	S-1	333-194672	10.5	April 25, 2014
10.6+	2014 Employee Stock Purchase Plan.	S-1	333-194672	10.6	May 1, 2014
10.7+	Amended and Restated Executive Severance Benefit Plan.	10-K	001-36431	10.7	February 23, 2017
10.8+	Compensation Information for Non-Employee Directors	10-Q	001-36431	10.1	November 5, 2015
10.9	License Agreement by and between Alder BioPharmaceuticals, Inc. and the Keck Graduate Institute of Applied Life Sciences, dated October 15, 2004.	S-1	333-194672	10.11	May 1, 2014
10.10	Lease by and between Alder BioPharmaceuticals, Inc. and RREEF American REIT II Corp. KK, dated August 5, 2005.	S-1	333-194672	10.12	March 19, 2014
10.11	First Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and RREEF American Reit II Corp. KK, dated February 1, 2008.	S-1	333-194672	10.13	March 19, 2014
10.12	Second Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated September 23, 2010.	S-1	333-194672	10.14	March 19, 2014

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.13	Third Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated August 21, 2013.	S-1	333-194672	10.15	March 19, 2014
10.14	Fourth Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated November 12, 2015.	10-K	001-36431	10.17	February 23, 2016
10.15	Fifth Amendment to Lease by and between KBS North Creek LLC, as successor-in-interest to RREEF American REIT II Corp. KK, and Alder Biopharmaceuticals, Inc. dated as of November 18, 2016.	8-K	001-36431	10.1	November 21, 2016
10.16+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Randall C. Schatzman, Ph.D. dated as of July 19, 2005.	S-1	333-194672	10.16	March 19, 2014
10.17+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Randall C. Schatzman, Ph.D. dated as of April 13, 2012.	S-1	333-194672	10.17	March 19, 2014
10.18+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and John A. Latham, Ph.D., dated as of July 19, 2005.	S-1	333-194672	10.18	March 19, 2014
10.19+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and John A. Latham, Ph.D., dated as of April 13, 2012.	S-1	333-194672	10.19	March 19, 2014
10.20+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Mark J. Litton, Ph.D., MBA, dated as of July 19, 2005.	S-1	333-194672	10.20	March 19, 2014
10.21+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Mark J. Litton, Ph.D., MBA, dated as of April 13, 2012.	S-1	333-194672	10.21	March 19, 2014
10.22+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Jeffrey T.L. Smith, M.D., FRCP, dated as of July 19, 2005.	S-1	333-194672	10.22	March 19, 2014
10.23+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Jeffrey T.L. Smith, M.D., FRCP, dated as of April 13, 2012.	S-1	333-194672	10.23	March 19, 2014
10.24+	Offer Letter by and between Alder BioPharmaceuticals, Inc. and Timothy M. Whitaker, M.D., dated as of June 3, 2016.	10-K	001-36431	10.24	February 23, 2017
10.25+	Offer Letter by and between Alder BioPharmaceuticals, Inc. and Elisabeth A. Sandoval, dated as of July 26, 2016.	10-K	001-36431	10.25	February 23, 2017
10.26+	Separation and Consulting Agreement between Alder BioPharmaceuticals, Inc. and Timothy M. Whitaker, M.D., dated June 3, 2016.					X
10.27+	Amendment to Offer Letter between Alder BioPharmaceuticals, Inc., and Elisabeth A. Sandoval, dated January 2, 2018.					X
10.28†	Master Product Development and Clinical Supply Agreement by and between Alder BioPharmaceuticals, Inc. and Althea Technologies, Inc., dated March 21, 2011.	S-1	333-194672	10.24	May 1, 2014
10.29	First Amendment to Master Product Development and Clinical Supply Agreement between Alder BioPharmaceuticals, Inc. and Althea Technologies, Inc., dated March 15, 2013	S-1	333-194672	10.25	May 1, 2014
10.30	Preferred Stock Purchase Agreement by and among Alder BioPharmaceuticals, Inc. and the Buyers set forth therein dated January 7, 2018	8-K	001-36431	10.1	January 11, 2018
21.1	List of subsidiaries of the Registrant.					X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
+	Indicates a management contract or compensatory plan.
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

Item 16.	Form 10-K Summary

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

Signature	Title	Date
/s/ Randall C. Schatzman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2018
Randall C. Schatzman, Ph.D.
/s/ Larry K. Benedict	Executive Vice President and Principal Accounting Officer (Principal Financial and Accounting Officer)	February 26, 2018
Larry K. Benedict
/s/ Stephen M. Dow	Chairman of the Board of Directors	February 26, 2018
Stephen M. Dow
/s/ Paul Carter	Director	February 26, 2018
Paul Carter
/s/ Paul Cleveland	Director	February 26, 2018
Paul Cleveland
/s/ A. Bruce Montgomery	Director	February 26, 2018
A. Bruce Montgomery, M.D.
/s/ Deepa R. Pakianathan	Director	February 26, 2018
Deepa R. Pakianathan, Ph.D.
/s/ Heather Preston	Director	February 26, 2018
Heather Preston, M.D.
/s/ Clay B. Siegall	Director	February 26, 2018
Clay B. Siegall, Ph.D.
/s/ Wendy Yarno	Director	February 26, 2018
Wendy Yarno