Form 10-Q
period 2018-03-31
ALDER BIOPHARMACEUTICALS INC
filed 2018-05-08
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 2, 2018 the registrant had 67,850,037 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2018

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “Alder,” and “the Company” refer to Alder BioPharmaceuticals, Inc. and, where appropriate, its consolidated subsidiaries. “Alder,” “Alder BioPharmaceuticals” and the Alder logo are the property of Alder BioPharmaceuticals, Inc. This report contains references to our trademarks and trade names and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this report may appear without the ® or ™ symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2018	2017
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$201,956	$76,896
Short-term investments	129,005	199,344
Restricted cash	2,500	—
Prepaid expenses and other assets	7,281	11,014
Total current assets	340,742	287,254
Long-term investments	246,086	—
Property and equipment, net	5,055	5,630
Restricted cash	7,500	10,000
Investment in unconsolidated entity	—	222
Other assets	30	30
Total assets	$599,413	$303,136
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$12,801	$7,471
Accrued liabilities	11,640	15,803
Accrued dividends on convertible preferred stock	1,083	—
Deferred rent	87	92
Total current liabilities	25,611	23,366
Long-term deferred rent	497	495
2025 convertible senior notes, net	173,197	—
Total liabilities	199,305	23,861
Commitments and contingencies
Series A-1 convertible preferred stock; $0.0001 par value; 10,000,000 shares authorized; 725,268 shares and no shares issued and outstanding, respectively; liquidation preference of $100,000 and zero, respectively	97,710	—
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 67,848,701 and 67,842,942 shares issued and outstanding, respectively	7	7
Additional paid-in capital	1,057,900	946,869
Accumulated deficit	(754,540)	(667,509)
Accumulated other comprehensive loss	(969)	(92)
Total stockholders’ equity	302,398	279,275
Total liabilities, convertible preferred stock and stockholders’ equity	$599,413	$303,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$—
Operating expenses
Research and development	74,048	90,689
General and administrative	11,662	9,981
Total operating expenses	85,710	100,670
Loss from operations	(85,710)	(100,670)
Other income (expense)
Interest income	1,643	485
Foreign currency gain	109	6
Interest expense	(2,851)	—
Total other income (expense), net	(1,099)	491
Net loss before equity in net loss of unconsolidated entity	(86,809)	(100,179)
Equity in net loss of unconsolidated entity	(222)	(149)
Net loss	(87,031)	(100,328)
Deemed dividends on convertible preferred stock attributable to accretion of beneficial conversion feature	(29,460)	—
Dividends on convertible preferred stock	(1,083)	—
Net loss applicable to common stockholders	$(117,574)	$(100,328)
Net loss per share applicable to common stockholders - basic and diluted	$(1.73)	$(1.99)
Weighted average number of common shares used in net loss per share - basic and diluted	67,844,872	50,395,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net loss	$(87,031)	$(100,328)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(877)	53
Total other comprehensive income (loss)	(877)	53
Comprehensive loss	$(87,908)	$(100,275)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

	Series A-1 Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
			(in thousands, except for share data)
Balances at December 31, 2017	—	$—	67,842,942	$7	$946,869	$(667,509)	$(92)	$279,275
Net loss	—	—	—	—	—	(87,031)	—	(87,031)
Accrued dividends on convertible preferred stock	—	—	—	—	(1,083)	—	—	(1,083)
Other comprehensive loss	—	—	—	—	—	—	(877)	(877)
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $2.3 million	725,268	97,710	—	—	—	—	—	—
Beneficial conversion feature on Series A-1 convertible preferred stock	—	(29,460)	—	—	29,460	—	—	29,460
Deemed dividend on convertible preferred stock attributable to accretion of beneficial conversion feature	—	29,460	—	—	(29,460)	—	—	(29,460)
Equity component of 2025 convertible senior notes	—	—	—	—	109,911	—	—	109,911
Equity component of deferred financing costs for 2025 convertible senior notes	—	—	—	—	(3,763)	—	—	(3,763)
Exercise of stock options	—	—	5,759	—	20	—	—	20
Stock-based compensation	—	—	—	—	5,946	—	—	5,946
Balances at March 31, 2018	725,268	$97,710	67,848,701	$7	$1,057,900	$(754,540)	$(969)	$302,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(87,031)	$(100,328)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in net loss of unconsolidated entity	222	149
Depreciation and amortization	801	747
Stock-based compensation	5,946	5,180
Accretion of discount on convertible notes	1,689	—
Other non-cash charges, net	(605)	179
Changes in operating assets and liabilities
Prepaid expenses and other assets	3,733	28,553
Accounts payable	5,316	10,341
Accrued liabilities	(4,163)	(6,194)
Deferred rent	(3)	(26)
Net cash used in operating activities	(74,095)	(61,399)
Investing activities
Purchases of investments	(415,203)	(28,334)
Proceeds from maturities of investments	156,000	54,008
Proceeds from sales of investments	83,184	—
Purchases of property and equipment	(212)	(849)
Net cash provided by (used in) investing activities	(176,231)	24,825
Financing activities
Proceeds from issuance of 2025 convertible senior notes, net of offering costs	277,656	—
Proceeds from issuance of convertible preferred stock, net of offering costs	97,710	—
Proceeds from exercise of stock options	20	71
Net cash provided by financing activities	375,386	71
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase (decrease) in cash, cash equivalents and restricted cash	125,060	(36,503)
Cash, cash equivalents and restricted cash
Beginning of period	86,896	116,216
End of period	$211,956	$79,713

Supplemental disclosures:
Purchases of property and equipment included in accounts payable and accrued liabilities	$22	$101
Accrued dividends on convertible preferred stock	$1,083	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Financings

On January 12, 2018, the Company completed a private placement of convertible preferred stock of 725,268 shares with certain institutional and other accredited investors. The Company received $97.7 million in net proceeds, after deducting fees and offering expenses of $2.3 million.

On February 1, 2018, the Company completed an underwritten public offering of an aggregate principal amount of $250 million of 2.5% Convertible Senior Notes due 2025 (the “Convertible Notes”). In addition, on February 13, 2018, the Company issued an additional $37.5 million principal amount of Convertible Notes to cover over-allotments. The Company received $277.7 million in net proceeds, after deducting fees and offering expenses of $9.8 million.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Alder BioPharmaceuticals, Inc. and its wholly-owned subsidiaries, Alder BioPharmaceuticals Pty. Ltd., AlderBio Holdings LLC, and Alder BioPharmaceuticals Limited. All inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2017 were derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. The Company manages its business as one operating segment; however, the Company operates in three geographic regions: United States, Australia, and Ireland. Substantially all of the Company’s assets are located in the United States.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk

The Company is exposed to credit risk from its deposits of cash, cash equivalents, short-term and long-term investments and restricted cash in excess of amounts insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation.

Restricted Cash

The Company had restricted cash of $10.0 million as of March 31, 2018, of which $2.5 million is classified as a current asset, as it will be used to satisfy commitments within the next 12 months. The funds are placed in an escrow account pursuant to a contractual agreement with a third-party manufacturer and will be used for payments under that agreement in 2019.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows.

	March 31,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$201,956	$76,896
Restricted cash	10,000	10,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$211,956	$86,896

Convertible Senior Notes, net

 In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option (the “Equity Component”) due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The carrying amount of the liability components was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The Equity Component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with the issuance of the Convertible Notes, the Company also incurred certain offering costs directly attributable to the offering. Such costs are deferred and amortized over the term of the debt to interest expense using the effective interest method. A portion of the deferred financing costs incurred in connection with the Convertible Notes was deemed to relate to the Equity Component and was allocated to additional paid-in capital.

 Convertible preferred stock

 The Company recorded the convertible preferred stock at fair value on the date of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ equity because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders.

Revenue recognition

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia. In exchange for the rights to clazakizumab, the

Company received an equity interest in Vitaeris and is eligible to receive royalties and certain other payments including revenue from the sale of drug supply inventory. The Company did not record any revenue under this agreement in the three months ended March 31, 2018 or 2017.

In the future, the Company may generate revenue from product sales and may enter into agreements with strategic partners for the development and commercialization of the Company’s products under which revenues may consist of license fees, non-refundable upfront fees, milestones, funding of research and development activities, sales of drug supply, or other revenue. The Company could receive both fixed and variable consideration.

On January 1, 2018, the Company adopted ASC Topic 606 and related pronouncements regarding revenue recognition using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company will perform the following steps: (i) assess whether collectability is probable; (ii) identification of the promised goods or services in the contract; (iii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iv) measurement of the transaction price, including the constraint on variable consideration; (v) allocation of the transaction price to the performance obligations based on estimated selling prices; and (vi) recognition of revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s performance obligations may include license rights and development services. Significant management judgment will be required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement.

When the Company has substantive performance obligations under an arrangement accounted for as one unit of accounting, revenues will be recognized using a proportional performance-based approach. Under this approach, revenue recognition is based on costs incurred to date compared to total expected costs to be incurred over the performance period as this is considered to be representative of the delivery of service under the arrangement. Changes in estimates of total expected performance costs or service obligation time-period will be accounted for prospectively as a change in estimate. Revenues recognized at any point in time will be limited to the amount of noncontingent payments received or due.

The Company will allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation. Estimated selling prices for license rights will be calculated using vendor-specific objective evidence, (“VSOE”), of selling price, if available, third-party evidence, (“TPE”), of selling price if VSOE is not available, or best estimate of selling price, (“BESP”), if neither VSOE nor TPE is available, and include the following key assumptions: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success.

Licenses of intellectual property: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, the Company will utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, the Company will evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by the Company) will be included in the transaction price. Milestone payments that are not within the control of the Company, such as approvals from regulators, will not be considered probable of being achieved until those approvals are received. When the Company’s assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration will be allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recorded in license, collaboration, and other revenues based upon when the customer obtains control of each element.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company will recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Collaboration payments: The Company may also perform research and development activities on behalf of collaborative partners that are paid for by the collaborators. For research and development activities which are not determined to be separate units of accounting based on the criteria above, revenues for these research and development activities will be recognized using the single unit of accounting method for that collaborative arrangement. For research and development activities which are determined to be separate units of accounting, arrangement consideration will be allocated and revenues will be recognized as services are delivered, assuming the general criteria for revenue recognition noted above have been met. The corresponding research and development costs incurred under these contracts will be included in research and development expense in the consolidated statements of operations. For sales of drug supply inventory at cost, the revenue will be recognized upon transfer of the inventory.

The Company expects to invoice its customers upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not yet collected from the customers, if any, will be included in accounts receivable in the accompanying consolidated balance sheets. Deferred revenue will arise from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next 12 months will be classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

Long-Term Incentive Plan

In January 2018, the Company established a long-term incentive plan (“LTIP”) which provides eligible employees with the opportunity to receive performance-based compensation comprised of restricted stock units.  The vesting of the restricted stock units is contingent upon the achievement of pre-determined regulatory milestones.  The Company records compensation expense over the estimated service period for a milestone when the achievement of the milestone is considered probable, which is assessed at each reporting date.  Once a milestone is considered probable, the Company records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures, and recognizes any remaining compensation expense, if any, over the remaining estimated service period.  No compensation expense has been recorded to date under the LTIP as the conditions for recognizing expense have not yet been met.  As of March 31, 2018, the estimated value to be delivered in restricted stock units to participants eligible for the LTIP was approximately $9.6 million. The total potential value to be delivered under the LTIP is expected to change in the future for several reasons, including the addition of more eligible employees to the LTIP.

Liquidity and Going Concern

The Company has an accumulated deficit as of March 31, 2018. To date, the Company has funded its operations primarily through sales of its capital stock and Convertible Notes and payments from its former collaboration partners, and will require substantial additional capital for research and product development. In January 2018, the Company completed a private placement of 725,268 shares of convertible preferred stock resulting in net proceeds of $97.7 million. In February 2018, the Company received $277.7 million in net proceeds from the underwritten public offering of the Convertible Notes.

The Company forecasts a significant increase in expenditures to support its planned Biologics License Application (“BLA”) submission with the U.S. Food and Drug Administration, currently anticipated to occur in the first quarter of 2019, commercial readiness activities and anticipated commercial launch of eptinezumab. The Company estimates the available cash, cash equivalents, short-term and long-term investments and restricted cash as of March 31, 2018 will be sufficient to meet the Company’s projected operating requirements into 2020. These operating requirements consist principally of expenditures related to the planned BLA submission, establishment of the eptinezumab commercial drug supply chain, continued build-out of the Company’s commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness. The Company has based its estimate on the timing for its projected expenditures on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plans may change, and it may need additional funds to meet operational needs and capital requirements sooner than planned. The Company will need additional funding to execute the commercial launch of eptinezumab. The Company will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and its other product candidates. The Company expects to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

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

3.	Net Loss Per Share Applicable to Common Stockholders

Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting the weighted average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method.

	Three Months Ended
	March 31,
	2018	2017

Net loss applicable to common stockholders (in thousands)	$(117,574)	$(100,328)
Denominator
Weighted average common shares outstanding - basic and diluted	67,844,872	50,395,632
Net loss per share applicable to common stockholders - basic and diluted	$(1.73)	$(1.99)

The following weighted average numbers of securities were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2018 and 2017 because including them would have had an anti-dilutive effect.  Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended
	March 31,
	2018	2017
Common shares underlying 2025 convertible senior notes	9,060,357	—
Common shares underlying convertible preferred stock	6,366,241	—
Stock options and awards	8,688,966	5,963,117
Employee stock purchase plan	93,321	40,740
	24,208,885	6,003,857

4.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of March 31, 2018
U.S. government agency obligations maturing in one year or less	$129,227	$—	$(222)	$129,005
U.S. government agency obligations maturing after one year through two years	246,831	—	(745)	246,086
Total available-for-sale securities	$376,058	$—	$(967)	$375,091

Type of security as of December 31, 2017
U.S. government agency obligations maturing in one year or less	$199,434	$—	$(90)	$199,344
Total available-for-sale securities	$199,434	$—	$(90)	$199,344

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  During the three months ended March 31, 2018, the Company recorded $0.3 million in realized losses related to available-for-sale securities included in the Company’s condensed consolidated statement of operations. There were no realized gains or losses on sales of available-for-sale securities in the three months ended March 31, 2017.

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
	(in thousands)
As of March 31, 2018
Assets
Cash equivalents
Money market funds	$196,038	$—	$—	$196,038
Short-term investments
U.S. government agency obligations	—	129,005	—	129,005
Long term investments
U.S. government agency obligations	—	246,086	—	246,086
Restricted cash
Money market funds	10,000	—	—	10,000
	$206,038	$375,091	$—	$581,129
Liabilities
2025 convertible senior notes	$—	$265,529	$—	265,529
	$—	$265,529	$—	$265,529

As of December 31, 2017
Cash equivalents
Money market funds	$71,379	$—	$—	$71,379
Short-term investments
U.S. government agency obligations	—	199,344	—	199,344
Restricted cash
Money market funds	10,000	—	—	10,000
	$81,379	$199,344	$—	$280,723

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

The fair value of the Convertible Notes is determined based upon data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments and is included in Level 2 of the fair value hierarchy. See Note 8 for information about the determination of the carrying value of the Company’s Convertible Notes at March 31, 2018.

6.	Investment in Unconsolidated Entity

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris. In exchange for the rights to clazakizumab, the Company received an equity stake in Vitaeris and is eligible to receive royalties and certain other payments. Since clazakizumab was developed internally by the Company, all previous expenditures to develop the compound were recognized as expense in the period incurred and there was no carrying value on the Company’s condensed consolidated balance sheet. In 2016, the Company recognized a gain on the license agreement of $1.1 million, which was determined as the initial fair value of the Company’s equity stake in Vitaeris.

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

In November 2017, the Company and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including the Company, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited, (“CSL”), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Pursuant to the option agreement, CSL will provide research funding to Vitaeris for the development of clazakizumab and CSL received an exclusive option to acquire Vitaeris, subject to certain terms and conditions. Upon the execution of the option agreement, Vitaeris received an upfront payment of $15 million and Vitaeris will also receive future development milestone payments.  If CSL exercises its purchase option, it will be required to make to Vitaeris’ shareholders, including the Company, an immediate one-time payment and thereafter certain sales-based milestone payments. The Company will continue to be eligible to receive royalties and certain other payments following an acquisition of Vitaeris by CSL. The Company recorded $0.2 million in net loss with respect to Vitaeris for the three months ended March 31, 2018, which was the remaining balance of the Company’s carrying value of the Company’s investment in Vitaeris. The purchase option created a written call on the Company’s shares in Vitaeris and the value of this written call is not significant. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

7.	Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	March 31,	December 31,
	2018	2017
	(in thousands)
Compensation and benefits	$5,898	$7,933
Contracted research and development	3,432	6,846
Professional services and other	1,148	1,024
Interest on 2025 convertible senior notes	1,162	—
	$11,640	$15,803

8.	2025 Convertible Senior Notes, net

On February 1, 2018, the Company issued $250 million aggregate principal amount of the Convertible Notes in a registered underwritten public offering. In addition, on February 13, 2018, the Company issued an additional $37.5 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a rate of 2.5% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2018. Upon conversion, the Convertible Notes will be convertible into cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election. The Convertible Notes will be subject to redemption at the Company’s option, on or after February 1, 2022, in whole or in part, if the conditions described below are satisfied. The Convertible Notes will mature on February 1, 2025, unless earlier converted, redeemed or repurchased in accordance with their terms. Subject to satisfaction of certain conditions and during the periods described below, the Convertible Notes may be converted at an initial conversion rate of 49.3827 shares of common stock per $1,000 principal amount of the Convertible Notes (equivalent to an initial conversion price of approximately $20.25 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, if certain corporate events occur prior to the maturity date, the Company will increase the conversion rate for a holder of Convertible Notes who elects to convert its Convertible Notes in connection with such a corporate event in certain circumstances.

Holders of the Convertible Notes may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding November 1, 2024 only under the following circumstances:

1.

during any calendar quarter commencing after the calendar quarter ending on March 31, 2018 (and only during such calendar quarter), if the last reported sale price of the Company's common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2.

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the "trading price" per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

3.	if the Company calls any or all of the Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or
4.	upon the occurrence of specified corporate events.

On or after November 1, 2024 and prior to the close of business on the business day immediately preceding February 1, 2025, holders may convert their Convertible Notes at any time.

Prior to February 1, 2022, the Company may not redeem the Convertible Notes. On or after February 1, 2022, the Company may redeem any or all of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date, if the last reported sale price of the Common Stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the trading day immediately prior to the date of the redemption notice exceeds 130% of the applicable conversion price for the Convertible Notes on each applicable trading day. If a “make-whole fundamental change” (as defined in the indenture) occurs prior to February 1, 2025, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its Convertible Notes in connection with the make-whole fundamental change.

The Convertible Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company. The Convertible Notes indenture contains customary events of default, including that upon certain events of default, 100% of the principal and accrued and unpaid interest on the Convertible Notes will automatically become due and payable.

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the embedded conversion feature of the Convertible Notes by allocating the proceeds between the liability component and the equity component, due to the Company's ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The initial amount of the liability component of $177.6 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature and the residual between the proceeds from the issuance of $287.5 million and the fair value of the liability of $177.6 million is allocated to the equity component, which was recorded at$109.9 million and recognized as a debt discount. In addition, the Company incurred approximately $9.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. The issuance costs were allocated to the liability and equity components proportionally based on the allocation of total proceeds.  A total of $3.7 million was allocated to the equity component and recorded as a reduction to additional paid-in capital and $6.1 million was allocated to the liability component and is recorded as a reduction of the Convertible Notes in the Company’s condensed consolidated balance sheet.

The debt discount and the issuance costs will be amortized to interest expense using the effective interest method over seven years, the expected life of the Convertible Notes as discussed below. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. During the three months ended March 31, 2018, the Company recorded $1.7 million of interest expense related to the amortization of the debt discount and issuance costs and the unamortized balance of the liability was $173.2 million as of March 31, 2018.

While the Convertible Notes are classified on the Company’s condensed consolidated balance sheet at March 31, 2018 as long-term, the resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. In the event that the holders of the Convertible Notes have the election to convert the Convertible Notes or the Convertible Notes become redeemable at any time during the prescribed measurement period, the Convertible Notes would then be considered a current obligation and classified as such.

While for US GAAP purposes, the convertible note is allocated between the liability component and the equity component, for US tax purposes there is no allocation, and a deferred tax liability is recognized related to such difference. Because the Company has a full valuation allowance recorded against net deferred tax assets, there is no net impact on the Company’s condensed consolidated balance sheets or condensed consolidated statements of operations as a result of establishing this deferred tax liability.

The outstanding balances of the Convertible Notes as of March 31, 2018 consisted of the following:

2025 Convertible Senior Notes
(in thousands)
Liability component:
Principal	$287,500
Less: unamortized debt discount and issuance costs	(114,303)
Net carrying amount	$173,197

Net carrying amount of equity component	$106,148

The Company determined the expected life of the Convertible Notes was equal to its seven-year term. The effective interest rate on the liability component of the Convertible Notes for the period from the date of issuance through March 31, 2018 was 10.6%. As of March 31, 2018, the "if-converted value" did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes is based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of March 31, 2018 was approximately $265.5 million.

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2018:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Contractual interest expense	$1,162	$—
Amortization of debt discount and issuance costs	1,689	—
Total interest expense	$2,851	$—

Future minimum payments on our long-term debt as of March 31, 2018 were as follows:

Years ended December 31,	Future Minimum Payments
(in thousands)
2018	$3,594
2019	7,188
2020	7,188
2021	7,188
2022	7,188
2023 and thereafter	305,466
Total minimum payments	337,812
Less: interest	(50,312)
Less: unamortized discount and issuance costs	(114,303)
Less: current portion	—
2025 convertible senior notes, net	$173,197

9. Convertible Preferred Stock

On January 7, 2018, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC (the “Buyers”).  Under the terms of the Purchase Agreement, on January 12, 2018 the Company sold to the Buyers in a private placement 725,268 shares of Series A-1 convertible preferred stock at $137.88 per share for net proceeds of approximately $97.7 million, after deducting fees and applicable expenses of $2.3 million. The Buyers hold more than 5% of our capital stock and therefore are considered a related party of the Company. The Purchase Agreement also provided the Company with an option to sell up to $150 million of convertible preferred stock in aggregate beginning after the 90-day period following the date of the initial purchase of the convertible preferred stock. This option was classified as an asset and was determined to have immaterial fair value at inception and subsequently. The Company’s right to sell an additional $150 million of convertible preferred stock terminated upon closing of the Convertible Notes on February 1, 2018 (see Note 8) and no additional shares will be issued under the Purchase Agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event, as described further below. The terms and conditions of the convertible preferred stock are governed by the Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”).

Liquidation preference

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, occurs within 24 months of the date of the Purchase Agreement, after satisfaction of all liabilities and obligations to creditors of the Company and before any distribution to holders of the Company’s common stock, the holders of each share of convertible preferred stock shall be entitled to receive the amount of $137.88 per share, plus all accrued but unpaid dividends.  If, upon the occurrence of such event, the proceeds distributed among the holders of the convertible preferred stock are insufficient to make payment in full to all holders, then the entire proceeds legally available for distribution to the holders of the convertible preferred stock shall be distributed ratably in proportion to the full amounts to which the holders would otherwise be respectively entitled. A liquidation shall be deemed to include the occurrence of either (i) the Company merges into or consolidates with any other entity, or any entity merges into or consolidates with the Company and, after giving effect to such transaction, the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the Company or the successor entity of such transaction or (ii) the Company sells, leases, licenses or transfers all or substantially all of its assets to another person or entity and the stockholders of the Company immediately prior to such transaction own less than 50% of the aggregate voting power of the acquiring entity immediately after the transaction (each a “Deemed Liquidation”).

Dividends

The holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year commencing on June 30, 2018. The dividends are payable in additional shares of convertible preferred stock and/or cash at the Company’s option. In the three months ended March 31, 2018, the Company accrued an aggregate of $1.1 million in dividends on convertible preferred stock or $0.49 per convertible preferred share.

Conversion

Each share of convertible preferred stock is convertible, at any time and from time to time and after the issuance date, at the holders’ option, into shares of common stock in a one-for-ten basis.

Voting Rights

Except specifically required by the Certificate of Designation or by the provisions of the Delaware General Corporation Law, the holders of the convertible preferred stock have no voting rights.

Warrants

In the event of a Deemed Liquidation that occurs within 24 months of the date of the Purchase Agreement, the Company will issue to the Buyers a warrant to purchase an aggregate of 75,000 shares of convertible preferred stock at a purchase price per share equal to the initial purchase price of $137.88. The number of shares and exercise price are each subject to adjustment for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction.

Pursuant to applicable accounting standards, the Warrants were considered freestanding financial instruments which are financial liabilities and require initial and subsequent measurements at fair value. The Warrants were determined to have immaterial fair value initially and subsequently at March 31, 2018.

In accordance with ASC 480-10-S99, the convertible preferred stock has been recorded as temporary equity on the Company’s condensed consolidated balance sheet because the convertible preferred stock is redeemable for cash or other assets of the Company upon Deemed Liquidation events that are not within the control of the Company. The net carrying amount of the convertible preferred stock is not currently accreted to a redemption value because the preferred stock is not currently redeemable or probable of becoming redeemable in the future.

 In accordance with ASC 470-20, the Company recognized a beneficial conversion feature representing a conversion right with an effective conversion price less than the market price of the underlying stock at the commitment date of January 12, 2018. The beneficial conversion feature of $29.5 million was recognized by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital. On the last trading day prior to the entering into the Purchase Agreement, the closing price of the Company’s common stock was $12.95 per share.  The transaction closed on January 12, 2018, at which time last closing price of the Company’s common stock was $17.85 per share which is the value used in calculating the intrinsic value of the beneficial conversion feature.  Since the convertible preferred stock is currently convertible at holder’s option, the Company immediately accreted the full amount of discount created by allocation of proceeds to the beneficial conversion feature and recognized as a deemed dividend to the convertible preferred stockholders.

10. Teva License agreement

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

Upon the execution of the agreement, the Company made an immediate one-time, non-refundable payment of $25 million which was included in research and development expense in the Company’s condensed consolidated statement of operations. In addition, a second one-time, non-refundable payment of $25 million is payable upon the approval of a BLA for eptinezumab with the U.S. Food and Drug Administration or of an earlier equivalent filing with a regulatory authority elsewhere in the license territory in which Teva GmbH licensed patents exist. The Company is also obligated to pay $75 million at each of two sales-related milestones (at $1 billion and $2 billion in annual sales) and to provide certain royalty payments on net sales at rates from 5% to 7% following the commercial launch of eptinezumab.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K, or 2017 Form 10-K.

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

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our most advanced solely-owned product candidate, in order to maximize its therapeutic and commercial potential. Eptinezumab is being evaluated in a pivotal trial program for the prevention of migraine, with a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) planned for the first quarter of 2019. Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million people in the United States are candidates for a migraine prevention therapeutic. Of these candidates for migraine prevention, we estimate that there are between five million to seven million people living with episodic and chronic migraine who are the most highly impacted patients, and they typically experience eight or more migraine days per month. Current preventive migraine treatment options, available in the market today, are challenged by safety, efficacy and tolerability limitations. Epidemiologic studies suggest that approximately 38% of migraineurs would benefit from preventive therapies, but only 11% currently receive them. As a result, we believe there is a significant, unmet need for new treatment and prevention options. We plan to focus our initial commercialization efforts for eptinezumab on the approximately 3,000 headache specialists that see the largest number of these highly impacted patients. We estimate this U.S. market opportunity for eptinezumab is approximately $1.5 to $2.0 billion.

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
a.	On Day 1 post infusion, the risk of having a migraine was reduced by >50% versus baseline following a single administration
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
4.	Safety and tolerability profile consistent with earlier eptinezumab studies

We plan to submit a BLA to the FDA for eptinezumab in the first quarter of 2019. The pivotal trial program, in support of our BLA submission, consists of PROMISE 1, PROMISE 2 and a single open-label Phase 3 clinical trial. PROMISE 1 commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab once every 3 months for one year in 888 patients with episodic migraine, defined as four to 14 migraine days per month. PROMISE 2 commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab once every 3 months for 6 months in 1,072 patients with chronic migraine, defined as 15 or more headache days per month, with diagnostic and therapeutic features of migraine being present on eight or more days per month. The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab once every 3 months for one year in approximately 120 patients with chronic migraine. On June 27, 2017, we announced top-line results from PROMISE 1, showing that eptinezumab met the primary and key secondary endpoints. On January 8, 2018, we announced top-line results from PROMISE 2, showing that eptinezumab met all primary and key secondary endpoints. We have completed enrollment in the open-label trial and expect to announce top-line results in the first half of 2018. We are also focused on executing key chemistry, manufacturing and controls, or CMC, activities supporting our BLA submission, including a pharmacokinetic comparability study to be completed in the second half of 2018 to ensure commercial readiness of supply upon launch.

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

We are committed to commercializing eptinezumab in the United States as a migraine prevention therapy, and are focused on capturing the full commercial value of eptinezumab globally. We recognize the potential for strategic partnerships or other arrangements that bring additional capabilities and infrastructure, as well as value to the program. However, our current plans and activities are centered on the planned BLA submission, preparing for commercial drug supply and our own initial commercialization efforts, and we will only pursue such partnerships or arrangements at a time and on such terms that we believe have the potential to deliver the greatest value to the eptinezumab program and our stakeholders.

Our product candidate pipeline also includes ALD1910, a preclinical monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). ALD1910 is undergoing investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor. Our third pipeline candidate is clazakizumab, designed to block the pro-inflammatory cytokine IL-6. In May 2016, we licensed the exclusive worldwide rights for clazakizumab to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia. In November 2017 Alder and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including Alder, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited, an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

We were incorporated in 2002 and have not generated any product revenue. We have funded our operations primarily through sales of our equity securities, debt securities and payments from our former collaboration partners. We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential.

Recent Developments

Top-Line Results for PROMISE 2 Phase 3 Pivotal Clinical Trial

On January 8, 2018, we announced that eptinezumab met primary and all key secondary endpoints with very high statistical significance vs. placebo in PROMISE 2. The primary endpoint, demonstrating statistically significant reductions in mean monthly migraine days from baseline (average of approximately 16.1 days) over weeks 1 through 12 was met with a reduction of 8.2 monthly migraine days for 300mg (p<0.0001) and 7.7 days for 100mg (p<0.0001) compared to a reduction of 5.6 days for placebo.

The key secondary endpoints and other endpoints met include:

•

Migraine prevalence Day One post-infusion: 52 percent reduction (300mg, p<0.0001) and 51 percent reduction (100mg, p=0.0001) in migraine risk beginning Day One post-infusion compared to 27 percent for placebo (p-values reflect Day One prevalence rate comparison between eptinezumab vs. placebo).

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

The observed safety profile in PROMISE 2, to date, is consistent with previously reported eptinezumab studies. Adverse event rates among eptinezumab-treated subjects were similar to placebo-treated subjects. The most commonly reported adverse events for eptinezumab, occurring at an incidence of 2.0% or greater, were nasopharyngitis (common cold) (6.3 percent), upper respiratory infection (4.0 percent), nausea (3.4 percent) and urinary tract infection (3.1 percent), arthralgia (joint pain) (2.3 percent), dizziness (2.6 percent), anxiety (2.0 percent) and fatigue (2.0 percent). Full safety data will be available at the completion of the trial.

Settlement and License Agreement

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

Financings

On January 12, 2018, we received approximately $97.7 million in net proceeds from the sale of shares of convertible preferred stock in a committed equity financing with certain institutional and other accredited investors affiliated with or managed by Redmile

Group, LLC.  In February 2018, we received $277.7 million in net proceeds from an underwritten public offering of 2.5% convertible senior notes due 2025, or the Convertible Notes.

Executive and Board Appointments

Effective March 15, 2018, Paul B. Cleveland, a member of our Board of Directors, was appointed to serve as our Interim President and Chief Executive Officer, following a mutual decision between our Board of Directors and Randall C. Schatzman, Ph.D., our former President and Chief Executive Officer, to have Dr. Schatzman step down as President, Chief Executive Officer and as a director. Mr. Cleveland continues to serve as a director on our Board of Directors.  We are conducting a search for a permanent President and Chief Executive Officer.

Effective April 16, 2018, Erin M. Lavelle was appointed to our newly created position of Chief Operating Officer, reporting to Mr. Cleveland.  Ms. Lavelle has responsibility for leading our operational strategies and planning, and driving continued progress towards the commercialization of eptinezumab.

Effective April 23, 2018, Eric G. Carter, Ph.D., M.D. was appointed to serve as our Interim Chief Medical Officer, reporting to Mr. Cleveland.  Dr. Carter is responsible for leading the company through the BLA submission process for eptinezumab and facilitating other clinical and commercial advancement activities.

Effective April 26, 2016, Jeremy Green, Founder and Portfolio Manager of Redmile Group, LLC, was appointed to serve as a Class III director on our Board of Directors until our 2020 Annual Meeting of Stockholders and until his successor has been duly elected and qualified, or until his earlier death, resignation or removal. Mr. Green has also been appointed to serve as a member of the Nominating and Corporate Governance Committee of our Board of Directors.

Eptinezumab Data Presentations at American Academy of Neurology Annual Meeting

In April 2018, we delivered eight eptinezumab presentations at the 70th Annual American Academy of Neurology Annual Meeting, which included new data from PROMISE 1 that demonstrated the following:  following one quarterly infusion, patients with a 75% or greater response experienced increased migraine-free intervals (median 32.5 days) and improved quality of life outcomes; and long-term and further reductions in migraine risk following the third and fourth quarterly infusions, with 51.5 percent of patients on average achieving a 75 percent reduction or greater of monthly migraine days from baseline compared to 38.7 percent for placebo.  These data further reinforced the clinical profile demonstrated by our earlier data, as well as our belief that eptinezumab, if approved, has the potential to be an important treatment option for physicians and patients living with migraine.

Financial Operations Overview

Revenues

We did not recognize any revenue for the three months ended March 31, 2018 and 2017. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

We plan to increase our research and development expenses for the foreseeable future as we continue the development of eptinezumab, continue to develop our medical affairs capability, continue to prepare for regulatory submissions and advance the ALD1910 program. The timing and amount of research and development expenses incurred will depend largely upon the outcomes of current and future clinical trials for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, business development, intellectual property, finance, human resources, marketing and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for marketing, auditing, tax and legal services, including intellectual property related legal services. We expect our general and administrative costs will continue to rise in 2018 as we increase our headcount and expand our support staffing, build commercial infrastructure including information technology systems and personnel support for the commercial organization, and other activities to support our growth as we prepare for a potential commercial launch of eptinezumab.

Other Income (Expense)

Other income (expense) consists primarily of interest income received on our cash, cash equivalents, investments, and restricted cash, interest expense on the Convertible Notes, gains and losses on foreign currency and refundable Australian tax credits received by our wholly-owned Australian subsidiary. We anticipate other expenses to increase due to interest expense on the Convertible Notes.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

We did not recognize any revenue for the three months ended March 31, 2018 and 2017.

Research and Development Expenses

Research and development expenses incurred in the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017	% change
	(dollars in thousands)
External costs:
Eptinezumab	$53,117	$74,703	(29%)
ALD1910	3,367	659	411%
Unallocated internal costs:
Preclinical discovery and development	4,876	5,157	(5%)
Pharmaceutical operations	6,703	5,790	16%
Clinical development	5,985	4,380	37%
Total research and development expenses	$74,048	$90,689	(18%)

Research and development expenses decreased by $16.6 million, or 18%, for the three months ended March 31, 2018 compared to the same period in 2017. During the three months ended March 31, 2018, external costs incurred for eptinezumab decreased by $21.6 million, or 29%.  In January 2018, we made an initial payment of $25 million to Teva GmbH under our settlement and license agreement. In addition, external costs for eptinezumab decreased $17.2 million related to manufacturing costs and clinical trial costs decreased $1.4 million due to the completion of patient treatments for several of our clinical trials. The decrease in manufacturing costs was driven by timing of expenses, which can fluctuate from quarter to quarter. We expect our manufacturing costs to increase in subsequent quarters in preparation for commercial supply. External costs incurred for ALD1910 increased by $2.7 million as we continued to advance the program. Unallocated internal costs increased by $2.2 million due to an increase of $1.5 million in professional and general services costs to support our ongoing and planned clinical trials and other development activities.

General and Administrative Expenses

General and administrative expenses increased by $1.7 million, or 17%, for the three months ended March 31, 2018 compared to the same period of 2017. The increase was primarily related to $2.2 million in salaries due to a 14% increase in headcount and severance expense, offset by a decrease of $1.4 million in professional fees, primarily related to support commercial readiness activities.

Interest Income

The increase in interest income for the three months ended March 31, 2018 was primarily due to higher average balances of cash, cash equivalents and investments compared to the same period of 2017.

Foreign Currency Loss

We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency gain of $0.1 million in the three months ended March 31, 2018 due primarily to fluctuations in the exchange rates of the British pound relative to the U.S. dollar.

Interest Expense

Interest expense was $2.9 million for three months ended March 31, 2018, related to the Convertible Notes and the associated accretion of debt discount and issuance costs. There was no interest expense for the three months ended March 31, 2017.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag. We recognized $0.2 million and $0.1 million in equity in net loss for the three months ended March 31, 2018 and 2017, respectively.

Deemed Dividend on Convertible Preferred Stock Attributable to Accretion of Beneficial Conversion Feature

In January 2018, we completed a private placement of 725,268 shares of convertible preferred stock with certain institutional and other accredited investors. The deemed dividend of $29.5 million relates to the accretion of the beneficial conversion feature which is the difference between the effective conversion price and the fair value of our common stock, which was the closing trading price on the closing date of the offering, multiplied by the number of shares of common stock into which the preferred stock was initially convertible.

Dividends on Convertible Preferred Stock

Holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year, commencing on June 30, 2018, payable in additional shares of convertible preferred stock and/or cash at our option. In the three months ended March 31, 2018 we recorded a liability for dividends on preferred stock of $1.1 million.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities, debt securities and payments from our former collaboration partners. As of March 31, 2018, we had an accumulated deficit of $755.6 million and cash, cash equivalents and investments of $577.0 million, consisting of cash, money market funds and U.S. government agency obligations, and restricted cash of $10.0 million. In January 2018, we completed a private placement of 725,268 shares of convertible preferred stock resulting in net proceeds of $97.7 million. In February 2018, we received $277.7 million in net proceeds from an underwritten public offering of the Convertible Notes. The purchase agreement for the placement of the convertible preferred stock, and a right we had under such agreement to sell to the investors an additional $150 million of convertible preferred stock, terminated upon the closing of the Convertible Notes offering and no additional shares will be issued under such agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents and short-term and long-term investments and restricted cash as of March 31, 2018 will be sufficient to meet our projected operating requirements into 2020. These operating requirements consist principally of expenditures related to the planned BLA submission, establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates. We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

As of March 31, 2018, we had $10.0 million in restricted cash which is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(74,095)	$(61,399)
Net cash provided by (used in) investing activities	(176,231)	24,825
Net cash provided by financing activities	375,386	71

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and changes in the components of working capital.  Net cash used in operating activities was $74.1 million in the three months ended March 31, 2018 compared to $61.4 million during the same period in 2017, a decrease of $12.7 million.  Although there was a decrease of $13.3 million in net loss, this was offset by a decrease in the change in prepaid manufacturing expenses of $24.8 million and by a decrease in the change in accounts payable of $5.0 million in the three months ended March 31, 2018 compared to the same period of 2017.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $176.2 million in the three months ended March 31, 2018, compared to net cash provided by investing activities of $24.8 million during the same period in 2017. The decrease of $201.1 million in net cash used by investing activities was primarily due to an increase in purchases of investments offset by proceeds of maturities and sales of investments. In addition, purchases of equipment decreased by $0.6 million in the three months ended March 31, 2018 compared to the same period in 2017.

Cash Provided by Financing Activities

Net cash provided by financing activities was $375.4 million in the three months ended March 31, 2018 due to the January 2018 issuance of convertible preferred stock and the February 2018 issuance of the Convertible Notes in which we received proceeds of $97.7 million and $277.7 million, respectively, net of offering costs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2018.

Contractual Obligations

Our contractual obligations as of March 31, 2018 were as follows:

		For the years ended March 31,
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Convertible debt obligation(1)	$337,812	$7,188	$7,188	$7,188	$7,188	$7,188	$301,872
Operating lease obligations(2)	7,947	1,364	1,446	1,488	1,532	1,579	538
License agreements(3)	715	60	60	60	60	60	415
Purchase obligations(4)	10,490	9,746	744	—	—	—	—
Contract manufacturing obligations(5)	216,891	70,239	62,999	53,877	29,776	—	—
Total contractual obligations	$573,855	$88,597	$72,437	$62,613	$38,556	$8,827	$302,825

(1)	Represents future minimum payments of interest and principal under the Convertible Notes.
(2)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(3)

Some of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(4)

We enter into agreements in the normal course of business with contract research organizations for clinical trials and with vendors for preclinical research studies and other services and products for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

(5)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of March 31, 2018 under agreements with third-party contract manufacturing organizations for larger scale production of eptinezumab. This includes obligations for which we have placed $10.0 million in an escrow account which is classified as non-current restricted cash on our condensed consolidated balance sheet. We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

Certain contract manufacturing obligations may be cancelled 18 to 24 months prior to the commencement date of the manufacturing campaign.  Although the payment of the cancellation fee will generally be due at the scheduled commencement date, we may record the manufacturing expense and related obligation as an accrued liability at the time of cancellation.

The holders of our convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year commencing on June 30, 2018, in additional shares of convertible preferred stock and/or cash at our option. Based on the 725,268 shares of convertible preferred stock issued and outstanding as of March 31, 2018, this would equate to $2.5 million in cash or 18,132 shares of additional convertible preferred stock to be issued in lieu of cash on June 30, 2018 and at each future dividend payment date excluding the impact of compounding due to new shares being issued. We currently anticipate settling these dividends by the issuance of additional shares.

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

On January 1, 2018, we adopted Topic 606 - “Revenue from Contracts with Customers” and related pronouncements regarding revenue recognition.  For a discussion of our revenue recognition policies, please see Note 2 to our condensed consolidated financial statements, which are included in this report.  There have been no other significant and material changes in our critical accounting policies during the three months ended March 31, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our 2017 Form 10-K. We believe that the accounting policies discussed in our 2017 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2018, we had cash, cash equivalents, short-term and long-term investments and restricted cash of $587.0 million consisting of cash, money market funds, and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $4.1 million in the fair value of our investments as of March 31, 2018. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $1.0 million over the next twelve months based on our investment balance at March 31, 2018.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom, Switzerland and Austria. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies, as well as fluctuations in British pounds and Swiss francs. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of March 31, 2018, we held the U.S. dollar equivalent of $3.4 million in British pounds and approximately $1.4 million in other foreign currencies. A hypothetical 10% change in the exchange rate between the U.S. dollar and the British pounds, Swiss francs, Australian dollars, and Euros from the March 31, 2018 rate would have increased/decreased our total unrealized foreign currency loss on our holdings by approximately $0.5 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. For the three months ended March 31, 2018, we recorded net foreign currency gains of $0.1 million. For the three months ended March 31, 2017, our net foreign currency gain was not material.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes with respect to the matters disclosed in “Item 3. Legal Proceedings” in our 2017 Form 10-K during the period covered by this report.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the year ended March 31, 2018, our net loss applicable to common stockholders was $117.6 million, and as of March 31, 2018, we had an accumulated deficit of $755.6 million.

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

As of March 31, 2018, we had $577.0 million in cash, cash equivalents and investments, and $10.0 million in restricted cash. We believe that our available cash, cash equivalents, investments and restricted cash as of March 31, 2018 will be sufficient to meet our projected operating requirements into 2020. These operating requirements consist principally of expenditures related to the planned BLA submission, establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates.

Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the rate of progress, recruitment and cost of our clinical trials and clinical success for eptinezumab, ALD1910 and any future product candidates;

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;

•	the costs of commercialization activities if any of our product candidates, such as eptinezumab, receive regulatory approval, including sales, marketing and distribution infrastructure;

•	the degree and rate of market acceptance of any products launched by us or any of our future collaborators;

•	repayment of the Convertible Notes, which mature on February 1, 2025, unless earlier repurchased, redeemed or converted;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

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

We incurred significant indebtedness and substantial debt service requirements as a result of our offering of the Convertible Notes in January 2018. In the future, we may incur additional indebtedness, including secured indebtedness, in connection with financing acquisitions, strategic transactions or for other purposes. The indenture governing the Convertible Notes does not limit the amount of debt that we or our subsidiaries may incur. Our indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness, including the Convertible Notes.

Our indebtedness could have important consequences to you and significant effects on our business. For example, it could:

•	make it more difficult for us to satisfy our debt obligations, including the Convertible Notes;

•	increase our vulnerability to general adverse economic and industry conditions;

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

We may not be able to generate sufficient cash to service the Convertible Notes and any other debt we may incur, and may be forced to take other actions to satisfy our obligations under our debt, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations, including the Convertible Notes, and to fund future capital expenditures depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on (as well as any cash due upon conversion of) our debt, including the Convertible Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to adopt one or more alternatives, such as reducing or delaying investments and capital expenditures, or to selling assets, seeking additional capital or restructuring or refinancing our debt, including the Convertible Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.

Pursuant to Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report greater losses in our financial statements because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes. In addition, there may be features within the terms that are considered to be an embedded derivative and could be recorded on the balance sheet at fair value as a liability. If it is determined to be an embedded derivative, we will be required to recognize changes in the derivative’s fair value from period to period in other income (expense) in our statements of operations.

In addition, under certain circumstances, convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of our common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that we will be able to use the treasury stock method or the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

 The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Convertible Notes is triggered, holders of Convertible Notes will be entitled to convert the Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

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

We historically relied on a single smaller scale CMO to manufacture and provide us with clinical supplies of eptinezumab. We have entered into agreements with other CMOs to manufacture eptinezumab drug substance and drug product at larger scale as we prepare for commercialization.  We are conducting a pharmacokinetic comparability study of our initial commercial supply of eptinezumab for our BLA submission planned for the first quarter of 2019.  We expect to use eptinezumab manufactured by our commercial suppliers in future clinical studies. We anticipate there will be continued interaction with additional CMOs as we advance other product candidates. Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or a manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process for eptinezumab with a manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for eptinezumab or other product candidates with a manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.

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

Our failure to comply with data protection laws and regulations could lead to government enforcement actions and significant penalties against us, and adversely impact our operating results.

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU, presently governed by the provisions of the EU Data Protection Directive, will be replaced with the EU General Data Protection Regulation, or the GDPR, in May 2018. The GDPR, which is wide-ranging in scope, will impose several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR will also impose strict rules on the transfer of personal data out of the EU to the U.S., will provide an enforcement authority and will impose large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR will increase our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.  Volatility in the market price and trading volume of our common stock could adversely impact the trading price of the Convertible Notes.

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

The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;

•	introductions and announcements of future product candidates by us, any of our future collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ product candidates, clinical trials, manufacturing process or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to discover, acquire or in-license additional products or product candidates;

•	developments concerning our future collaborations, including but not limited to those with our sources of manufacturing supply and our future collaborators;

•	manufacturing disruptions;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including litigation matters and our ability to obtain patent protection for our product candidates;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	changes in our board of directors or key personnel;

•	the expiration of contractual lock-up agreements;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic, industry and market conditions in the United States and abroad, including, for example, the impact of Brexit or similar events on global financial markets;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	the other risks described in this “Risk Factors” section.

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

A decrease in the market price of our common stock would likely adversely impact the trading price of the Convertible Notes. The market price of our common stock could also be affected by possible sales of our common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our common stock. This trading activity could, in turn, affect the trading price of the Convertible Notes.

Substantial future sales of shares of our common stock could cause the market price of our common stock and the trading price of the Convertible Notes to decline. This could cause the market price of our common stock and trading price of the Convertible Notes to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock into the public market could occur at any time. We may issue shares of our common stock or equity securities senior to our common stock in the future for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt-to-equity, to satisfy our obligations upon the exercise of options, or for other reasons. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, could impair our ability to raise capital through the sale of additional equity securities and could adversely affect the trading price of the Convertible Notes. We are unable to predict the effect that such sales may have on the prevailing market price of our common stock or trading price of the Convertible Notes.

A substantial number of shares of our common stock is reserved for issuance upon conversion of shares of our convertible preferred stock and the Convertible Notes.  In addition, as of March 31, 2018, we had options and restricted stock awards outstanding that, if fully exercised or vested, as applicable, would result in the issuance of 9,566,537 shares of common stock. As of March 31, 2018, there were also 1,927,100 shares of common stock reserved for future issuance under our 2014 Equity Incentive Plan and

1,862,291 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. All of the shares of common stock issuable pursuant to our equity compensation plans have been registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

The existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Moreover, as of March 31, 2018, holders of an aggregate of up to approximately 3.7 million shares of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, in connection with our January 2018 issuance of convertible preferred stock to certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC, collectively, Redmile, we entered into a registration rights agreement with Redmile. Under the registration rights agreement, we filed a prospectus supplement under our current registration statement on Form S-3 (SEC File No. 333-216199), and are required to file, if needed, one or more additional registration statements, as permissible and necessary, for the resale of the shares of our common stock issued or issuable upon conversion of the convertible preferred stock and a warrant to purchase an aggregate of 75,000 shares of convertible preferred stock that we may be required to issue to Redmile.

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

The fundamental change repurchase feature of the Convertible Notes may delay or prevent an otherwise beneficial attempt to take over our company.

The terms of the Convertible Notes require us to repurchase the Convertible Notes in the event of a fundamental change. A takeover of our company would trigger an option of the holders of the Convertible Notes to require us to repurchase the Convertible Notes. This may have the effect of delaying or preventing a takeover of our company that would otherwise be beneficial to our investors.

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

Item 6.	Exhibits
Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.	8-K	001-36431	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.	S-1	333-194672	3.5	April 25, 2014
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock of Alder BioPharmaceuticals, dated January 12, 2018.	8-K	001-36431	3.1	January 19, 2018
4.1	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.1	March 19, 2014
4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.2	April 25, 2014
4.3	Form of Common Stock Certificate.	S-1	333-201201	4.3	December 22, 2014
4.4	Registration Rights Agreement by and between Alder BioPharmaceuticals, Inc. and the buyers listed on the Schedule of Buyers thereto, dated January 12, 2018.	8-K	001-36431	4.1	January 19, 2018
4.5	Base Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee.	8-K	001-36431	4.1	February 1, 2018
4.6	First Supplemental Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% convertible senior notes due 2025).	8-K	001-36431	4.2	February 1, 2018
10.1	Preferred Stock Purchase Agreement by and among Alder BioPharmaceuticals, Inc. and the Buyers set forth therein dated January 7, 2018.	8-K	001-36431	10.1	January 11, 2018
10.2†	Settlement and License Agreement, by and between the Company, AlderBio Holdings, LLC and Teva Pharmaceuticals International GmbH, dated January 5, 2018.					X
10.3	Separation and Consulting Agreement between the Company and Randall C. Schatzman dated March 26, 2018.					X
10.4	Offer Letter between the Company and Paul B. Cleveland dated March 18, 2018.					X
10.5	Offer Letter between the Company and Erin Lavelle dated March 17, 2018.					X
10.6	Amendment to Offer Letter between Alder BioPharmaceuticals, Inc., and Elisabeth A. Sandoval, dated January 2, 2018.	10-K	001-36431	10.27	February 26, 2018
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).					X
32.1*

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						X
101.INS**	XBRL Instance Document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Alder BioPharmaceuticals, Inc.
Date: May 8, 2018	By:	/s/ Paul B. Cleveland
Paul B. Cleveland
Interim President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: May 8, 2018	By:	/s/ Larry K. Benedict
Larry K. Benedict
Executive Vice President and Principal Accounting Officer
(Principal Financial and Accounting Officer)