Form 10-Q
period 2018-06-30
ALDER BIOPHARMACEUTICALS INC
filed 2018-08-07
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 2, 2018 the registrant had 68,236,391 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2018

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

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2018	2017
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$115,754	$76,896
Short-term investments	192,810	199,344
Restricted cash	5,000	—
Prepaid expenses and other assets	7,641	11,014
Total current assets	321,205	287,254
Long-term investments	217,578	—
Property and equipment, net	4,537	5,630
Restricted cash	5,000	10,000
Investment in unconsolidated entity	—	222
Other assets	30	30
Total assets	$548,350	$303,136
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$15,735	$7,471
Accrued liabilities	13,720	15,803
Deferred rent	82	92
Total current liabilities	29,537	23,366
Long-term deferred rent	495	495
2025 convertible senior notes, net	176,052	—
Derivative liability	1,505	—
Total liabilities	207,589	23,861
Commitments and contingencies
Series A-1 convertible preferred stock; $0.0001 par value; 10,000,000 shares authorized; 742,195 shares and no shares issued and outstanding, respectively; liquidation preference of $100,000 and zero, respectively	101,095	—
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 68,153,074 and 67,842,942 shares issued and outstanding, respectively	7	7
Additional paid-in capital	1,063,943	946,869
Accumulated deficit	(822,929)	(667,509)
Accumulated other comprehensive loss	(1,355)	(92)
Total stockholders’ equity	239,666	279,275
Total liabilities, convertible preferred stock and stockholders’ equity	$548,350	$303,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$683	$—	$683
Operating expenses
Cost of sales	—	683	—	683
Research and development	52,818	65,276	126,866	155,965
General and administrative	12,154	9,548	23,816	19,529
Total operating expenses	64,972	75,507	150,682	176,177
Loss from operations	(64,972)	(74,824)	(150,682)	(175,494)
Other income (expense)
Interest income	2,533	438	4,176	923
Foreign currency gain (loss)	243	(113)	352	(107)
Interest expense	(4,688)	—	(7,539)	—
Change in fair value of derivative liability	(1,505)	—	(1,505)	—
Total other income (expense), net	(3,417)	325	(4,516)	816
Net loss before equity in net loss of unconsolidated entity	(68,389)	(74,499)	(155,198)	(174,678)
Equity in net loss of unconsolidated entity	—	(130)	(222)	(279)
Net loss	$(68,389)	$(74,629)	$(155,420)	$(174,957)
Deemed dividends on convertible preferred stock attributable to accretion of beneficial conversion feature	—	—	(29,460)	—
Dividends on convertible preferred stock	(2,302)	—	(3,385)	—
Net loss applicable to common stockholders	$(70,691)	$(74,629)	$(188,265)	$(174,957)
Net loss per share applicable to common stockholders - basic and diluted	$(1.04)	$(1.48)	$(2.77)	$(3.47)
Weighted average number of common shares used in net loss per share - basic and diluted	67,966,066	50,427,865	67,905,804	50,411,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net loss	$(68,389)	$(74,629)	$(155,420)	$(174,957)
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net of tax	(386)	(73)	(1,263)	(20)
Total other comprehensive loss	(386)	(73)	(1,263)	(20)
Comprehensive loss	$(68,775)	$(74,702)	$(156,683)	$(174,977)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

	Series A-1 Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
			(in thousands, except for share data)
Balances at December 31, 2017	—	$—	67,842,942	$7	$946,869	$(667,509)	$(92)	$279,275
Net loss	—	—	—	—	—	(155,420)	—	(155,420)
Other comprehensive loss	—	—	—	—	—	—	(1,263)	(1,263)
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $2.3 million	725,268	97,710	—	—	—	—	—	—
Beneficial conversion feature on Series A-1 convertible preferred stock	—	(29,460)	—	—	29,460	—	—	29,460
Deemed dividend on convertible preferred stock attributable to accretion of beneficial conversion feature	—	29,460	—	—	(29,460)	—	—	(29,460)
Paid-in-kind dividends on convertible preferred stock	16,927	3,385	—	—	(3,385)	—	—	(3,385)
Equity component of 2025 convertible senior notes	—	—	—	—	109,911	—	—	109,911
Equity component of deferred financing costs for 2025 convertible senior notes	—	—	—	—	(3,763)	—	—	(3,763)
Stock-based compensation	—	—	—	—	13,169	—	—	13,169
Exercise of stock options	—	—	233,562	—	426	—	—	426
Shares issued under employee stock purchase plan	—	—	76,570	—	716	—	—	716
Balances at June 30, 2018	742,195	$101,095	68,153,074	$7	$1,063,943	$(822,929)	$(1,355)	$239,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(155,420)	$(174,957)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in net loss of unconsolidated entity	222	279
Depreciation and amortization	1,608	1,486
Stock-based compensation	13,169	10,901
Accretion of discount on convertible notes	4,544	—
Non-cash change in fair value of derivative liability	1,505	—
Other non-cash charges, net	(1,460)	300
Changes in operating assets and liabilities
Prepaid expenses and other assets	3,373	27,159
Accounts payable	8,026	9,837
Accrued liabilities	(2,083)	(1,201)
Deferred rent	(10)	(58)
Net cash used in operating activities	(126,526)	(126,254)
Investing activities
Purchases of investments	(487,031)	(28,334)
Proceeds from maturities of investments	193,000	166,973
Proceeds from sales of investments	83,184	—
Purchases of property and equipment	(277)	(1,526)
Net cash provided by (used in) investing activities	(211,124)	137,113
Financing activities
Proceeds from issuance of 2025 convertible senior notes, net of offering costs	277,656	—
Proceeds from issuance of convertible preferred stock, net of offering costs	97,710	—
Proceeds from exercise of stock options	1,142	714
Net cash provided by financing activities	376,508	714
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net increase in cash, cash equivalents and restricted cash	38,858	11,573
Cash, cash equivalents and restricted cash
Beginning of period	86,896	116,216
End of period	$125,754	$127,789

Supplemental disclosures:
Purchases of property and equipment included in accounts payable and accrued liabilities	$246	$101
Dividends on convertible preferred stock paid in kind	$3,385	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk

The Company is exposed to credit risk from its deposits of cash, cash equivalents, short-term and long-term investments and restricted cash in excess of amounts insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation.

Restricted Cash

The Company had restricted cash of $10.0 million as of June 30, 2018, of which $5.0 million is classified as a current asset, as it will be used to satisfy commitments within the next 12 months. The funds are placed in an escrow account pursuant to a contractual agreement with a third-party manufacturer and will be used for payments under that agreement in 2019.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows.

	June 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$115,754	$76,896
Restricted cash	10,000	10,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$125,754	$86,896

Convertible Senior Notes, net

 In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option (the “Equity Component”) due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The Equity Component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with the issuance of the Convertible Notes, the Company also incurred certain offering costs directly attributable to the offering. Such costs are deferred and amortized over the term of the debt to interest expense using the effective interest method. A portion of the deferred financing costs incurred in connection with the Convertible Notes was deemed to relate to the Equity Component and was allocated to additional paid-in capital.

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

Revenue recognition

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia. In exchange for the rights to clazakizumab, the

Company received an equity interest in Vitaeris and is eligible to receive royalties and certain other payments including revenue from the sale of drug supply inventory. The Company did not record any revenue under this agreement in the three and six months ended June 30, 2018 and recorded $0.7 million in revenue in the three and six months ended June 30, 2017.

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

On January 1, 2018, the Company adopted ASC Topic 606 and related pronouncements regarding revenue recognition using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company will perform the following steps: (i) assess whether collectability is probable; (ii) identify the promised goods or services in the contract; (iii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iv) measure the transaction price, including the constraint on variable consideration; (v) allocate the transaction price to the performance obligations based on estimated selling prices; and (vi) recognize revenue when (or as) the Company satisfies each performance obligation.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC Topic 606. The Company’s performance obligations may include license rights and development services. Significant management judgment will be required to determine the level of effort required under an arrangement and the period over which the Company expects to complete its performance obligations under the arrangement.

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

Long-Term Incentive Plan

In January 2018, the Company established a long-term incentive plan (“LTIP”) which provides eligible employees with the opportunity to receive performance-based compensation comprised of restricted stock units.  The vesting of the restricted stock units is contingent upon the achievement of pre-determined regulatory milestones.  The Company records compensation expense over the estimated service period for a milestone when the achievement of the milestone is considered probable, which is assessed at each reporting date.  Once a milestone is considered probable, the Company records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures, and recognizes any remaining compensation expense, if any, over the remaining estimated service period. No compensation expense has been recorded to date under the LTIP as the conditions for recognizing expense have not yet been met.  As of June 30, 2018, the estimated value to be delivered in restricted stock units to participants eligible for the LTIP was approximately $9.7 million. The total potential value to be delivered under the LTIP is expected to change in the future for several reasons, including the addition of more eligible employees to the LTIP.

2018 Inducement Award Plan

On June 11, 2018, the Company established the 2018 Inducement Award Plan (“Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards, and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement to begin employment with the Company. The Company reserved 3,000,000 shares of its common stock for issuance under the Inducement Plan. As of June 30, 2018, there were 1,850,000 shares of common stock reserved for issuance.

Liquidity and Going Concern

The Company has an accumulated deficit as of June 30, 2018. To date, the Company has funded its operations primarily through sales of its capital stock and Convertible Notes and payments from its former collaboration partners, and will require substantial additional capital for research and product development. In January 2018, the Company completed a private placement of 725,268 shares of convertible preferred stock resulting in net proceeds of $97.7 million. In February 2018, the Company received $277.7 million in net proceeds from the underwritten public offering of the Convertible Notes.

The Company forecasts a significant increase in expenditures to support its planned Biologics License Application (“BLA”) submission with the U.S. Food and Drug Administration, currently anticipated to occur in the first quarter of 2019, commercial readiness activities and anticipated commercial launch of eptinezumab. The Company estimates the available cash, cash equivalents, short-term and long-term investments and restricted cash as of June 30, 2018 will be sufficient to meet the Company’s projected operating requirements into 2020. These operating requirements consist principally of expenditures related to the planned BLA submission, establishment of the eptinezumab commercial drug supply chain, continued build-out of the Company’s commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness. The Company has based its estimate on the timing for its projected expenditures on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plans may change, and it may need additional funds to meet operational needs and capital requirements sooner than planned. The Company will need additional funding to execute the commercial launch of eptinezumab. The Company will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and its other product candidates. The Company expects to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. ASU 2016-02 and ASU 2018-10 will become effective for annual periods beginning after December 15, 2018. The Company expects adopting this guidance will result in an increase in the assets and liabilities on its consolidated balance sheets and will have some impact on its consolidated statements of operations and statement of cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. The amendment substantially aligns accounting for share-based payments to employees and non-employees. This ASU will become effective for annual periods beginning after December 15, 2018, including interim periods within that period, and early adoption is permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net loss applicable to common stockholders (in thousands)	$(70,691)	$(74,629)	$(188,265)	$(174,957)
Denominator
Weighted average common shares outstanding - basic and diluted	67,966,066	50,427,865	67,905,804	50,411,837
Net loss per share applicable to common stockholders - basic and diluted	$(1.04)	$(1.48)	$(2.77)	$(3.47)

The following weighted average numbers of securities were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2018 and 2017 because including them would have had an anti-dilutive effect. Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Common shares underlying 2025 convertible senior notes	14,197,531	—	11,643,135	—
Common shares underlying convertible preferred stock	7,254,541	—	6,812,845	—
Stock options and awards	10,122,191	6,795,748	9,409,538	6,381,733
Employee stock purchase plan	87,835	61,354	182,106	116,887
	31,662,098	6,857,102	28,047,624	6,498,620

4.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of June 30, 2018
U.S. government agency obligations maturing in one year or less	$193,095	$—	$(285)	$192,810
U.S. government agency obligations maturing after one year through two years	218,646	—	(1,068)	217,578
Total available-for-sale securities	$411,741	$—	$(1,353)	$410,388

Type of security as of December 31, 2017
U.S. government agency obligations maturing in one year or less	$199,434	$—	$(90)	$199,344
Total available-for-sale securities	$199,434	$—	$(90)	$199,344

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  During the three and six months ended June 30, 2018, the Company recorded $0.3 million in realized losses related to available-for-sale securities included in the Company’s condensed consolidated statement of operations. There were no realized gains or losses on sales of available-for-sale securities in the three and six months ended June 30, 2017.

5.	Investment in Unconsolidated Entity and Derivative Liability

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

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the condensed consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s condensed consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. The Company recorded $0.2 million in net loss with respect to Vitaeris for the six months ended June 30, 2018, which was the remaining balance of the carrying value of the Company’s investment in Vitaeris. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

In November 2017, the Company and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including the Company, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited (“CSL”), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Pursuant to the option agreement, CSL will provide research funding to Vitaeris for the development of clazakizumab and CSL received an exclusive option to acquire Vitaeris, subject to certain terms and conditions. Upon the execution of the option agreement, Vitaeris received an upfront payment of $15 million and Vitaeris will also receive future development milestone payments.  If CSL exercises its purchase option, it will be required to make to Vitaeris’ shareholders, including the Company, an immediate one-time payment and thereafter certain sales-based milestone payments. The Company will continue to be eligible to receive royalties and certain other payments following an acquisition of Vitaeris by CSL. The purchase option created a written call on the Company’s shares in Vitaeris which was determined to have a fair value of $1.5 million as of June

30, 2018 and is considered a derivative under GAAP (see Note 6). The Company recorded a derivative liability on its condensed consolidated balance sheets and as other expense on its condensed consolidated statement of operations. The Company will assess the fair value of the derivative at each reporting period.

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
	(in thousands)
As of June 30, 2018
Assets
Cash equivalents
Money market funds	$89,636	$—	$—	$89,636
Short-term investments
U.S. government agency obligations	—	192,810	—	192,810
Long-term investments
U.S. government agency obligations	—	217,578	—	217,578
Restricted cash
Money market funds	10,000	—	—	10,000
	$99,636	$410,388	$—	$510,024
Liabilities
2025 convertible senior notes	—	299,180	—	299,180
	$—	$299,180	$—	$299,180

As of December 31, 2017
Cash equivalents
Money market funds	$71,379	$—	$—	$71,379
Short-term investments
U.S. government agency obligations	—	199,344	—	199,344
Restricted cash
Money market funds	10,000	—	—	10,000
	$81,379	$199,344	$—	$280,723

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

Fair Value of Convertible Notes

The fair value of the Convertible Notes is determined based upon data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments and is included in Level 2 of the fair value hierarchy. See Note 8 for information about the determination of the carrying value of the Convertible Notes at June 30, 2018.

Fair Value of Derivative Liability

The fair value of the derivative liability related to the purchase option under which CSL could acquire the Company’s interest in Vitaeris (see Note 5) was $1.5 million as of June 30, 2018. The fair value of the derivative liability was not significant as of December 31, 2017. In accordance with ASC 815, Derivatives and Hedging, the fair value of a derivative is required to be recorded on the balance sheet with any changes in fair value recorded in earnings. The determination of the fair value requires judgment based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.

7.	Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	June 30,	December 31,
	2018	2017
	(in thousands)
Compensation and benefits	$6,438	$7,933
Contracted research and development	3,420	6,846
Professional services and other	867	1,024
Interest on 2025 convertible senior notes	2,995	—
	$13,720	$15,803

8.	2025 Convertible Senior Notes, net

On February 1, 2018, the Company issued $250.0 million aggregate principal amount of the Convertible Notes in a registered underwritten public offering. In addition, on February 13, 2018, the Company issued an additional $37.5 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering.

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

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the embedded conversion feature of the Convertible Notes by allocating the proceeds between the liability component and the Equity Component, due to the Company's ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The initial amount of the liability component of $177.6 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature and the residual between the proceeds from the issuance of $287.5 million and the fair value of the liability of $177.6 million is allocated to the Equity Component, which was recorded at $109.9 million and recognized as a debt discount. In addition, the Company incurred approximately $9.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. The issuance costs were allocated to the liability component and Equity Component proportionally based on the allocation of total proceeds.  A total of $3.7 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $6.1 million was allocated to the liability component and is recorded as a reduction of the Convertible Notes in the Company’s condensed consolidated balance sheet.

The debt discount and the issuance costs will be amortized to interest expense using the effective interest method over seven years, the expected life of the Convertible Notes as discussed below. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. During the three and six months ended June 30, 2018, the Company recorded $2.9 million and $4.5 million of interest expense related to the amortization of the debt discount and issuance costs in 2018, respectively.  The unamortized balance of the liability was $176.1 million as of June 30, 2018.

While the Convertible Notes are classified on the Company’s condensed consolidated balance sheet at June 30, 2018 as long-term, the resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. In the event that the holders of the Convertible Notes have the election to convert the Convertible Notes or the Convertible Notes become redeemable at any time during the prescribed measurement period, the Convertible Notes would then be considered a current obligation and classified as such.

While for GAAP purposes, the Convertible Notes are allocated between the liability component and the Equity Component, for U.S. tax purposes there is no allocation, and a deferred tax liability is recognized related to such difference. Because the Company has a full valuation allowance recorded against net deferred tax assets, there is no net impact on the Company’s condensed consolidated balance sheets or condensed consolidated statements of operations as a result of establishing this deferred tax liability.

The outstanding balances of the Convertible Notes as of June 30, 2018 consisted of the following:

2025 Convertible Senior Notes
(in thousands)
Liability component:
Principal	$287,500
Less: unamortized debt discount and issuance costs	(111,448)
Net carrying amount	$176,052

Net carrying amount of Equity Component	$106,148

The Company determined the expected life of the Convertible Notes was equal to its seven-year term and the effective interest rate on the liability component was 10.6%. As of June 30, 2018, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes is based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of June 30, 2018 was approximately $299.2 million.

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$1,833	$—	$2,995	$—
Amortization of debt discount and issuance costs	2,855	—	4,544	—
Total interest expense	$4,688	$—	$7,539	$—

Future minimum payments on our long-term debt as of June 30, 2018 were as follows:

Years ended December 31,	Future Minimum Payments
(in thousands)
2018	$3,594
2019	7,188
2020	7,188
2021	7,188
2022	7,188
2023 and thereafter	305,466
Total minimum payments	337,812
Less: interest	(50,312)
Less: unamortized discount and issuance costs	(111,448)
Less: current portion	—
2025 convertible senior notes, net	$176,052

9. Convertible Preferred Stock

On January 7, 2018, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC (the “Buyers”).  Under the terms of the Purchase Agreement, on January 12, 2018, the Company sold to the Buyers in a private placement 725,268 shares of Series A-1 convertible preferred stock at $137.88 per share for net proceeds of approximately $97.7 million, after deducting fees and applicable expenses of $2.3 million. The Buyers hold more than 5% of our capital stock and therefore are considered a related party of the Company. The Purchase Agreement also provided the Company with an option to sell up to $150 million of convertible preferred stock in aggregate beginning after the 90-day period following the date of the initial purchase of the convertible preferred stock. This option was classified as an asset and was determined to have immaterial fair value at inception and subsequently. The Company’s right to sell an additional $150 million of convertible preferred stock terminated upon closing of the Convertible Notes on February 1, 2018 (see Note 8) and no additional shares will be issued under the Purchase Agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event, as described further below. The terms and conditions of the convertible preferred stock are governed by the Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”).

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

Dividends

The holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year commencing on June 30, 2018. The dividends are payable in additional shares of convertible preferred stock and/or cash at the Company’s option. In June 2018, the Company’s Board of Directors declared a dividend on the Company’s convertible preferred stock to be paid in additional shares and 16,927 additional shares of convertible preferred stock were issued on June 30, 2018, which were recorded at fair value.  In the three and six months ended June 30, 2018, the Company accrued an aggregate of $2.3 million and $3.4 million, respectively, in dividends on convertible preferred stock or $3.17 and $4.67 per share of convertible preferred stock.

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

Pursuant to applicable accounting standards, the warrant was considered freestanding financial instrument which is a financial liability and requires initial and subsequent measurements at fair value. The warrant was determined to have immaterial fair value initially and subsequently at June 30, 2018.

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

10. Teva License Agreement

On January 5, 2018, the Company entered into a Settlement and License Agreement with Teva Pharmaceuticals International GmbH (“Teva GmbH”). Under the terms of the Settlement and License Agreement, the Company received a non-exclusive license to Teva’s calcitonin gene-related peptide (CGRP) patent portfolio for the development, manufacturing and commercialization of eptinezumab in the U.S. and worldwide, excluding Japan and Korea. While the agreement does not provide the Company with a license for Japan and Korea, the Company believes it has freedom to develop, manufacture and commercialize eptinezumab in these countries.

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

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our most advanced solely-owned product candidate, in order to maximize its therapeutic and commercial potential. Eptinezumab is being evaluated in a pivotal trial program for the prevention of migraine, with a Biologics License Application (BLA) submission to the U.S. Food and Drug Administration (FDA) planned for the first quarter of 2019. Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million people in the United States are candidates for a migraine prevention therapeutic. Of these candidates for migraine prevention, we estimate that there are between five million to seven million people living with episodic and chronic migraine who are the most highly impacted patients, and they typically experience eight or more migraine days per month. Current preventive migraine treatment options available in the market today are challenged by safety, efficacy and tolerability limitations. Epidemiologic studies suggest that approximately 38% of migraineurs would benefit from preventive therapies, but only 11% currently receive them. As a result, we believe there is a significant unmet need for new treatment and prevention options. We plan to focus our initial commercialization efforts for eptinezumab on the approximately 3,000 headache specialists that see the largest number of these highly impacted patients.

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
4.	Safety and tolerability profile consistent with earlier eptinezumab studies

We plan to submit a BLA to the FDA for eptinezumab in the first quarter of 2019. The pivotal trial program, in support of our BLA submission, consists of PROMISE 1, PROMISE 2 and a single open-label Phase 3 safety clinical trial. PROMISE 1 commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab once every 3 months for one year in 888 patients with episodic migraine, defined as four to 14 migraine days per month. PROMISE 2 commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab once every 3 months for 6 months in 1,072 patients with chronic migraine, defined as 15 or more headache days per month, with diagnostic and therapeutic features of migraine being present on eight or more days per month. The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab once every 3 months in approximately 120 patients with chronic migraine. On June 27, 2017, we announced top-line results from PROMISE 1, showing that eptinezumab met the primary and key secondary endpoints. On January 8, 2018, we announced top-line results from PROMISE 2, showing that eptinezumab met all primary and key secondary endpoints. We recently completed one year of dosing in the open-label trial, generating the required one-year (i.e., four quarterly doses) data for our BLA submission. The safety profile in this trial to date is consistent with previous eptinezumab trials, and we have elected to extend the trial for another year. We are also focused on executing key chemistry, manufacturing and controls, or CMC, activities supporting our BLA submission, including a pharmacokinetic comparability study to be completed in the second half of 2018.

Assuming eptinezumab administered via infusion is approved by the FDA, we plan to focus our initial commercialization efforts on procedure oriented headache specialists in the United States with a specialty sales force sizing of approximately 75 to 125. We believe that these headache specialists comprise neurologists, pain specialists and primary care physicians and treat the highest proportion of the five million to seven million highly impacted migraine patients described above. We estimate this group of headache specialists to number approximately 3,000 physicians. We believe many of these physicians have a stronger preference for eptinezumab delivered via infusion versus self-administered anti-CGRP options due to the strength of eptinezumab’s clinical profile. They also value patient adherence benefits associated with supervised medication administration and they have an infrastructure in place for patient flow, supply and reimbursement. We estimate that 94% of these physicians have previously prescribed an infusion therapy for migraine or other conditions within practice, hospital, or free-standing infusion centers.

We are committed to commercializing eptinezumab in the United States as a migraine prevention therapy, and are focused on capturing the full commercial value of eptinezumab globally. We recognize the potential for strategic partnerships or other arrangements that bring additional capabilities and infrastructure, as well as value to the program. Our current plans and activities are centered on the planned eptinezumab BLA submission, preparing for commercial drug supply and our own initial commercialization readiness efforts in the United States. We will only pursue partnerships or arrangements at a time and on such terms that we believe have the potential to deliver the greatest value to the eptinezumab program and our stakeholders.

Our product candidate pipeline also includes ALD1910, a preclinical monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). ALD1910 is undergoing investigational new drug (IND)-enabling studies for the prevention of migraine. PACAP-38 is a protein that is active in mediating the initiation of migraine, and we believe that ALD1910 holds potential as a treatment for migraineurs who have an inadequate response to therapeutics directed at CGRP or its receptor. Our third pipeline candidate is clazakizumab, designed to block the pro-inflammatory cytokine IL-6. In May 2016, we licensed the exclusive worldwide rights for clazakizumab to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia. In November 2017 Alder and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including Alder, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited (CSL), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Prior to the license to

Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

We were incorporated in 2002 and have not generated any product revenue. We have funded our operations primarily through sales of our equity securities, debt securities and payments from our former collaboration partners. We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential.

Recent Developments

Appointment of Robert W. Azelby as President and Chief Executive Officer

Effective June 13, 2018, Robert W. Azelby was appointed to serve as our President and Chief Executive Officer and as a member of our Board of Directors.  Mr. Azelby succeeded Paul B. Cleveland, a member of our Board of Directors who served as our Interim President and Chief Executive Officer since March 15, 2018.  Mr. Cleveland continues to serve as a member of our Board of Directors.

Eptinezumab Data Presentations at American Headache Society 60th Annual Scientific Meeting

In June 2018, we presented updated data from PROMISE 1 and PROMISE 2 at the American Headache Society 60th Annual Scientific Meeting, including year-long efficacy data from PROMISE 1 and six-month efficacy data from PROMISE 2 for chronic migraine patients who received two quarterly infusions of eptinezumab.  The data demonstrated further numerical improvement in efficacy with subsequent infusions in both pivotal trials, reinforcing the clinical profile demonstrated by our earlier data, as well as our belief that eptinezumab, if approved, has the potential to be an important treatment option for physicians and patients living with migraine.

PROMISE 1 Data Highlights

After the first quarterly infusion, patients with episodic migraine treated with 300mg or 100mg of eptinezumab experienced 4.3 and 3.9 fewer monthly migraine days (MMDs), from a baseline of 8.5 MMDs, compared to 3.2 fewer MMDs for placebo-treated patients (p value = 0.0001 for 300mg and 0.0182 for 100mg). At one year after the third and fourth quarterly infusions, patients treated with 300mg or 100mg of eptinezumab experienced further gains in efficacy with 5.2 and 4.6 fewer MMDs, respectively, from baseline compared to 4.0 fewer MMDs for placebo-treated patients.

Each month, on average, 31 percent and 27 percent of patients with episodic migraine treated with 300mg or 100mg of eptinezumab, respectively, achieved a 100 percent reduction of MMDs (migraine freedom) over the 6 months after the third and fourth quarterly infusions compared to 21 percent of placebo-treated patients.

At one year after the third and fourth infusions, 69 percent and 65 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved 50 percent or greater reduction of MMDs from baseline over a full 3 months, compared to 56 percent for placebo; and 48 percent and 41 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved 75 percent or greater reduction of MMDs from baseline over a full 3 months, compared to 32 percent for placebo.

The safety profile for eptinezumab across all 4 quarterly infusions observed in PROMISE 1 was consistent with previously reported eptinezumab clinical trials. There were no new safety findings.  The percentages of patients with any adverse event were similar across the eptinezumab and placebo treatment groups. The most commonly reported adverse events occurring at an incidence of 2.0 percent or greater across all eptinezumab groups and greater than placebo were: upper respiratory tract infection (10.5 vs 7.2 percent), nasopharyngitis (common cold) (6.8 vs 5.4 percent), fatigue (3.2 vs <1.0 percent), diarrhea (2.3 vs 1.4 percent) and oropharyngeal (mouth/throat) pain (2.0 vs <1.0 percent).

PROMISE 2 Data Highlights

After the first quarterly infusion, patients with chronic migraine treated with 300mg or 100mg of eptinezumab experienced 8.2 and 7.7 fewer MMDs, respectively, from a baseline of 16 MMDs, compared to 5.6 fewer MMDs for placebo-treated patients (p value < 0.0001 for both dose levels). A further reduction in MMDs was seen after a second quarterly infusion; 8.8 and 8.2 fewer MMDs for patients treated with 300mg and 100mg of eptinezumab, respectively, compared to 6.2 fewer MMDs for placebo-treated patients.

Each month, on average, 21 percent and 18 percent of patients with chronic migraine treated with 300mg or 100mg of eptinezumab, respectively, achieved a 100 percent reduction of MMDs (migraine freedom) over the 3 months after the second quarterly infusion compared to 9 percent of placebo-treated patients.

After the second quarterly infusion, 64 percent and 61 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved a 50 percent or greater reduction of MMDs from baseline, compared to 44 percent for placebo; and 43 percent and 39 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved a 75 percent or greater reduction of MMDs from baseline, compared to 24 percent for placebo-treated patients.

The safety profile for eptinezumab across both quarterly doses observed in PROMISE 2, was consistent with previously reported eptinezumab clinical trials. There were no new safety findings.  The percentages of patients with any adverse event were similar across the eptinezumab and placebo treatment groups. The most commonly reported adverse events occurring at an incidence of 2.0 percent or greater across all eptinezumab groups and greater than placebo were: nasopharyngitis (common cold) (7.4 vs 6.0 percent), urinary tract infection (2.8 vs 1.6 percent), nausea (2.5 vs 1.9 percent), arthralgia (2.3 vs <1.0 percent), dizziness (2.0 vs 1.1 percent) and fatigue (2.0 vs 1.9 percent).

Financial Operations Overview

Revenues and Cost of Sales

We did not recognize any revenue or cost of sales for the three and six months ended June 30, 2018. We recognized $0.7 million in revenue and $0.7 million in cost of sales for the three and six months ended June 30, 2017. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

Research and Development Expenses

Research and development expenses represent costs incurred by us for the discovery and development of our product candidates. The following items are included in research and development expenses:

•

external costs under agreements with clinical research organizations, or CROs, contract manufacturing organizations, or CMOs, and other significant third-party vendors or consultants used to perform preclinical, clinical, medical affairs and manufacturing activities;

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

Pharmaceutical operations	Research and development expenses incurred related to manufacturing preclinical study and clinical trial materials, including scale-up process development and quality control activities.
Clinical development	Research and development expenses incurred related to Phase 1, Phase 2 and Phase 3 clinical trials, including regulatory and medical affairs activities.

We plan to increase our research and development expenses for the foreseeable future as we continue the development of eptinezumab, ramp up our manufacturing activities in preparation for commercial drug supply, continue to develop our medical affairs capability, continue to prepare for regulatory submissions and advance the ALD1910 program. The timing and amount of research and development expenses incurred will depend largely upon the outcomes of current and future clinical trials for our product candidates as well as the related regulatory requirements, manufacturing costs and any costs associated with the advancement of our preclinical programs. We cannot determine with certainty the duration and completion costs of the current or future clinical trials of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including:

•	the scope, rate of progress, and expense of our ongoing, as well as any additional, clinical trials and other research and development activities;
•	future clinical trial results;
•	potential changes in government regulation;
•	potential changes in the reimbursement landscape; and
•	the timing and receipt of any regulatory approvals.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income received on our cash, cash equivalents, investments, and restricted cash, interest expense on the 2.5% Convertible Senior Notes due 2025, or the Convertible Notes, gains and losses on foreign currency, refundable Australian tax credits received by our wholly-owned Australian subsidiary, and the change in fair value of the derivative liability on our investment in Vitaeris. We anticipate other expenses to increase due to interest expense on the Convertible Notes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

Revenue

We did not recognize any revenue for the three and six months ended June 30, 2018.  We recognized $0.7 million in revenue and $0.7 million in cost of sales in the three and six months ended June 30, 2017 related to the sale of drug supply inventory to Vitaeris at cost.

Research and Development Expenses

Research and development expenses incurred in the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2018	2017	% change	2018	2017	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
Eptinezumab	$31,785	$48,561	(35%)	$84,902	$123,264	(31%)
ALD1910	618	937	(34%)	3,985	1,596	150%
Unallocated internal costs:
Preclinical discovery and development	4,955	5,230	(5%)	9,831	10,387	(5%)
Pharmaceutical operations	7,059	5,761	23%	13,762	11,551	19%
Clinical development	8,401	4,787	75%	14,386	9,167	57%
Total research and development expenses	$52,818	$65,276	(19%)	$126,866	$155,965	(19%)

Research and development expenses decreased by $12.5 million, or 19%, for the three months ended June 30, 2018 compared to the same period in 2017. During the three months ended June 30, 2018, external costs incurred for eptinezumab decreased by $16.8 million, or 35%.  External costs for eptinezumab clinical trial expenses decreased $18.3 million due to the completion of patient treatments for several of our clinical trials, offset by an increase of $1.5 million in manufacturing costs. We expect our manufacturing costs to increase in subsequent quarters in preparation for commercial supply. Unallocated internal costs increased by $4.6 million primarily due to an increase of $2.8 million in professional fees to support our commercial development and due to an increase of $1.2 million in compensation as a result of increased headcount.

Research and development expenses decreased by $29.1 million, or 19%, for the six months ended June 30, 2018 compared to the same period in 2017. During the six months ended June 30, 2018, external costs incurred for eptinezumab decreased by $38.4 million, or 31%. The level of spending for eptinezumab decreased primarily by $43.7 million related to manufacturing costs, a decrease of $19.6 million in the costs of on-going clinical trials due to the completion of patient treatments for several of our clinical trials, and offset by the initial payment of $25.0 million to Teva GmbH under our settlement and license agreement. The decrease in manufacturing costs was driven by timing of expenses, which can fluctuate from quarter to quarter. We expect our manufacturing costs to increase in subsequent quarters in preparation for commercial supply. External costs incurred for ALD1910 increased by $2.4 million as we continued to advance the program. Unallocated internal costs increased by $6.9 million primarily due to an increase of $3.9 million in professional fees to support our ongoing commercial development and compensation expenses increased $2.2 million related to increased headcount.

General and Administrative Expenses

General and administrative expenses increased by $2.6 million, or 27%, for the three months ended June 30, 2018 compared to the same period of 2017. The increase was primarily related to $1.0 million in stock-based compensation due to an increase in headcount and an increase of $1.1 million in general services, primarily related to activities to support commercial readiness activities.

General and administrative expenses increased by $4.3 million, or 22%, for the six months ended June 30, 2018 compared to the same period of 2017. The increase was primarily related to an increase of $2.8 million in compensation and an increase of $1.2 million in stock-based compensation due to an increase in headcount and severance expense and an increase of $1.4 million in general services to support our commercial readiness, offset by a decrease of $1.5 million in consulting expense.

Interest Income

The increase in interest income for the three and six months ended June 30, 2018 was primarily due to higher average balances of cash, cash equivalents and investments compared to the same period of 2017.

Foreign Currency Gain (Loss)

We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency gain of $0.2 million and $0.4 in the three and six months ended June 30, 2018, respectively, and a net foreign currency loss of $0.1 million in the same periods of 2017, due primarily to fluctuations in the exchange rates of the British pound relative to the U.S. dollar.

Interest Expense

Interest expense was $4.7 million and $7.5 million for three and six months ended June 30, 2018, respectively, related to the Convertible Notes and the associated accretion of debt discount and issuance costs. There was no interest expense for the three and six months ended June 30, 2017.

Change in Fair Value of Derivative Liability

The change in fair value of derivative liability was $1.5 million for the three and six months ended June 30, 2018 as a result of the strategic collaboration and purchase option agreement with CSL. There was no change in fair value of derivative liability for the three and six months ended June 30, 2017.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag.  In the six months ended June 30, 2018, our share of Vitaeris’ net losses exceeded the carrying value of our investment, and we suspended recognizing additional losses.  We did not recognize any equity in net loss for the three months ended June 30, 2018 and we recognized $0.2 million in equity in net loss for the six months ended June 30, 2018. We recognized $0.1 million and $0.3 million in equity in net loss for the three and six months ended June 30, 2017, respectively.

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

On June 14, 2018, the Company’s board of directors declared dividends on the convertible preferred stock, payable on June 29, 2018. At our option and as permitted by the Certificate of Designation of Preferences, Rights and Limitations, or the Certificate of Designation, dividends were paid in the form of 16,927 shares of preferred stock. In the three and six months ended June 30, 2018, we recorded dividends on preferred stock of $2.3 million and $3.4 million, respectively.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities, debt securities and payments from our former collaboration partners. As of June 30, 2018, we had an accumulated deficit of $822.9 million and cash, cash equivalents and investments of $526.1 million, consisting of cash, money market funds and U.S. government agency obligations, and restricted cash of $10.0 million. In January 2018, we completed a private placement of 725,268 shares of convertible preferred stock resulting in net proceeds of $97.7 million. In February 2018, we received $277.7 million in net proceeds from an underwritten public offering of the Convertible Notes. The purchase agreement for the placement of the convertible preferred stock, including a right we had under such agreement to sell to the investors an additional $150.0 million of convertible preferred stock, terminated upon the closing of the Convertible Notes offering and no additional shares will be issued under such agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents and short-term and long-term investments and restricted cash as of June 30, 2018 will be sufficient to meet our projected operating requirements into 2020. These operating requirements consist principally of expenditures related to the planned BLA submission, establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates. We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(126,526)	$(126,254)
Net cash provided by (used in) investing activities	(211,124)	137,113
Net cash provided by financing activities	376,508	714

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and changes in the components of working capital.  Net cash used in operating activities was $126.5 million in the six months ended June 30, 2018 compared to $126.3 million during the same period in 2017. Although there was a decrease of $19.5 million in net loss in the 2018 period compared to the same period of 2017, this was offset by a decrease in the change in prepaid expense and other assets of $23.8 million, primarily related to prepaid manufacturing expenses.  Other non-cash adjustments included the accretion of discount on convertible notes of $4.5 million, and an increase in stock-based compensation of $2.3 million and the non-cash expense of $1.5 million related to the change in fair value of the derivative liability, as well as other changes in components of working capital.

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $211.1 million in the six months ended June 30, 2018, compared to net cash provided by investing activities of $137.1 million during the same period in 2017. The decrease of $348.2 million in net cash used by investing activities was primarily due to an increase in purchases of investments offset by proceeds of maturities and sales of investments. In addition, purchases of equipment decreased by $1.2 million in the six months ended June 30, 2018 compared to the same period in 2017.

Cash Provided by Financing Activities

Net cash provided by financing activities was $376.5 million in the six months ended June 30, 2018 was primarily due to the January 2018 issuance of convertible preferred stock and the February 2018 issuance of the Convertible Notes in which we received proceeds of $97.7 million and $277.7 million, respectively, net of offering costs. Net cash provided by financing activities in the six months ended June 30, 2017 was due to the exercise of stock options and purchases under the employee stock purchase plan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2018.

Contractual Obligations

Our contractual obligations as of June 30, 2018 were as follows:

		For the years ended June 30,
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Convertible debt obligation(1)	$337,812	$7,188	$7,188	$7,188	$7,188	$7,188	$301,872
Operating lease obligations(2)	7,588	1,359	1,460	1,499	1,544	1,591	135
License agreements(3)	715	60	60	60	60	60	415
Purchase obligations(4)	12,222	12,222	—	—	—	—	—
Contract manufacturing obligations(5)	193,260	73,515	47,600	36,033	36,112	—	—
Total contractual obligations	$551,597	$94,344	$56,308	$44,780	$44,904	$8,839	$302,422

(1)	Represents future minimum payments of interest and principal under the Convertible Notes.
(2)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

(5)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of June 30, 2018 under agreements with third-party contract manufacturing organizations for larger scale production of eptinezumab. This includes obligations for which we have placed $10.0 million in an escrow account which is classified as restricted cash on our condensed consolidated balance sheet. We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

Certain contract manufacturing obligations may be cancelled 18 to 24 months prior to the commencement date of the manufacturing campaign.  Although the payment of the cancellation fee will generally be due at the scheduled commencement date, we may record the manufacturing expense and related obligation as an accrued liability at the time of cancellation.

The holders of our convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year commencing on June 30, 2018, in additional shares of convertible preferred stock and/or cash at our option. Based on the 725,268 shares of convertible preferred stock issued and outstanding as of June 30, 2018, this equated to $2.3 million in cash or 16,927 shares of additional convertible preferred stock to be issued in lieu of cash on June 30, 2018 and at each future dividend payment date excluding the impact of compounding due to new shares being issued. On June 14, 2018, our board of directors declared a dividend on the convertible preferred stock, payable on June 29, 2018. At our option and as permitted by the Certificate of Designation, dividends were paid in the form of 16,927 shares of preferred stock. We recorded the paid-in-kind dividends at the fair value of $3.4 million on the date of issuance. We currently anticipate settling future dividends by the issuance of additional shares of convertible preferred stock.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States general accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues generated and expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

On January 1, 2018, we adopted Topic 606 - “Revenue from Contracts with Customers” and related pronouncements regarding revenue recognition.  For a discussion of our revenue recognition policies, please see Note 2 to our condensed consolidated financial statements, which are included in this report.  There have been no other significant and material changes in our critical accounting policies during the six months ended June 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our 2017 Form 10-K. We believe that the accounting policies discussed in our 2017 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2018, we had cash, cash equivalents, short-term and long-term investments and restricted cash of $536.1 million consisting of cash, money market funds, and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $3.4 million in the fair value of our investments as of June 30, 2018. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.9 million over the next twelve months based on our investment balance at June 30, 2018.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom, Switzerland and Austria. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of June 30, 2018, we held the U.S. dollar equivalent of approximately $0.8 million in foreign currencies. A hypothetical 10% change in the exchange rate between the U.S. dollar and Swiss francs, Australian dollars, and Euros from the June 30, 2018 rate would have increased/decreased our total unrealized foreign currency loss on our holdings by approximately $0.1 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. For the three and six months ended June 30, 2018, we recorded net foreign currency gains of $0.2 million and $0.4 million, respectively. For the three and six months ended June 30, 2017, our net foreign currency losses were $0.1 million in both periods.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the six months ended June 30, 2018, our net loss applicable to common stockholders was $188.3 million, and as of June 30, 2018, we had an accumulated deficit of $822.9 million.

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

To be profitable in the future, we and any of our future collaborators must succeed in developing and eventually commercializing products with significant market potential. This will require success in a range of activities, including advancing product candidates, completing clinical trials of product candidates, obtaining regulatory approval and reimbursement coverage for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained. We are only in the preliminary stages of some of these activities. We and any of our future collaborators may not succeed in these activities and may never generate revenues that are sufficient to be profitable in the future.

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

•	launching and commercializing eptinezumab, if approved, and successfully establishing sales, marketing and distribution infrastructure;

•	achieving a continued acceptable safety profile of the product following approval;

•	achieving a favorable cost of goods sold;

•	effectively competing with other therapies, including capturing market share;

•	obtaining regulatory approvals for ALD1910 or any future product candidates that we discover and successfully develop;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•	obtaining coverage and adequate reimbursement from third-party payors; and

•	maintaining, protecting, expanding and enforcing our intellectual property, including intellectual property we license from third parties.

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

As of June 30, 2018, we had $526.1 million in cash, cash equivalents and investments, and $10.0 million in restricted cash. We believe that our available cash, cash equivalents, investments and restricted cash as of June 30, 2018 will be sufficient to meet our projected operating requirements into 2020. These operating requirements consist principally of expenditures related to the planned BLA submission, establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates.

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

We incurred significant indebtedness and substantial debt service requirements as a result of our offering of the Convertible Notes in February 2018. In the future, we may incur additional indebtedness, including secured indebtedness, in connection with financing acquisitions, strategic transactions or for other purposes. The indenture governing the Convertible Notes does not limit the amount of debt that we or our subsidiaries may incur. Our indebtedness increases the risk that we may be unable to generate enough cash to pay amounts due in respect of our indebtedness, including the Convertible Notes.

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

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act of 2017, or the TCJA, that significantly changes the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the TCJA. We continue to examine the impact this tax legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of the TCJA on holders of our notes or common stock is also uncertain and could be adverse.

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

•	our ability to reach agreements with the FDA and other regulatory authorities on the appropriate regulatory path for approval for eptinezumab or other product candidates;

•	receipt of approvals from the FDA and similar regulatory authorities outside the United States for eptinezumab or other product candidates;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•	successfully launching sales, marketing and distribution of any product candidate that may be approved, whether alone or in collaboration with others;

•

acceptance of any approved product by the medical community, third-party payors and patients and others involved in the reimbursement process, such as the Centers for Medicare and Medicaid Services in the United States and the National Institute of Clinical Excellence in the United Kingdom;

•	achieving a favorable cost of goods sold;

•	effectively competing with other therapies, including capturing market share;

•	achieving a continued acceptable safety profile of the product following approval; and

•	obtaining, maintaining, enforcing and defending intellectual property rights and claims, including intellectual property we license from third parties.

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

Currently in the United States, there are relatively few medications approved for the prevention of episodic and chronic migraines, and no approved drug procedure for prevention for disabling episodic migraine (by which we mean a healthcare provider-administered drug product falling under medical benefit reimbursement, as opposed to pharmacy benefit reimbursement). Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Medications commonly used for prevention of episodic and chronic migraine include beta blockers such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for disabling episodic migraine. There are also several other companies, Amgen Inc., Eli Lilly and Company, or Eli Lilly, and Teva Pharmaceuticals Industries Limited, or Teva, that are developing calcitonin gene-related peptide, or CGRP, blocking therapies using monoclonal antibodies similar to eptinezumab designed for subcutaneous administration by patients for migraine prevention. Other companies may be in later stages of development than we are or may progress their product candidates through clinical trials faster than our product candidates and, therefore, may obtain FDA or other regulatory approval for their products before we obtain approval for ours. Amgen’s anti-CGRP therapy, Aimovig, which they have partnered with Novartis, was approved by the FDA and commercially launched in the United States in May 2018.  Aimovig was approved by the European Commission in July 2018.  We are aware that Eli Lilly and Teva have also announced that they have made BLA submissions for their competing anti-CGRP therapies, which, if approved, would enable them to commercialize their therapies before we are able to do so with eptinezumab.

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

We historically relied on a single smaller scale CMO to manufacture and provide us with clinical supplies of eptinezumab. We have entered into agreements with other CMOs to manufacture eptinezumab drug substance and drug product at larger scale as we prepare for commercialization.  We anticipate there will be continued interaction with additional CMOs as we advance other product candidates. Our current agreements do not, and our future agreements may not, provide for an entire supply of the drug product necessary for all anticipated clinical trials or for full-scale commercialization. If a CMO terminates its agreement with us or otherwise becomes unable to fulfill its supply obligations, or if we and any future CMO cannot agree to the terms and conditions for provision of the drug product necessary for our clinical and commercial supply needs, our clinical trials and commercialization efforts could be delayed until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would have an adverse impact on our business and prospects.

Eptinezumab is a biologic and therefore requires complex production processes. Transferring the production process to a new manufacturer would be particularly difficult, time-consuming and expensive and may not yield comparable product. Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities necessary to manufacture eptinezumab and any other product candidates we may develop is limited, and may be expensive and take a significant amount of time to arrange for alternative suppliers. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us. Our CMC activities supporting our planned BLA submission for eptinezumab include a pharmacokinetic comparability study to be completed in the second half of 2018. In the event that eptinezumab from our initial commercial supply performs differently from our clinical supply of eptinezumab in this comparability study, we may be required to conduct additional studies to understand such differences.  The scope of any such additional studies could delay or otherwise have an adverse impact on our BLA and commercialization plans and timing.

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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is governed by the EU General Data Protection Regulation, or the GDPR, which became effective in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Our stock price has fluctuated in the past and is likely to be volatile in the future. Since January 1, 2015, the reported sale price of our common stock has fluctuated between $8.60 and $54.90 per share. For example, on June 26, 2017, prior to our announcement of our PROMISE 1 data, the closing price of our common stock was $18.70 per share. Following the announcement of our PROMISE 1 data, the closing price of our common stock on June 27, 2017 was $13.48, and since that date the reported sale price of our common stock has been as low as $8.60 per share.

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

A substantial number of shares of our common stock is reserved for issuance upon conversion of shares of our convertible preferred stock and the Convertible Notes.  In addition, as of June 30, 2018, we had options and restricted stock awards outstanding that, if fully exercised or vested, as applicable, would result in the issuance of 10,886,744 shares of common stock. As of June 30, 2018, there were also 1,454,244 shares of common stock reserved for issuance under our 2014 Equity Incentive Plan and 1,785,721 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. As of June 30, 2018, there were 1,850,000 shares of common stock reserved for issuance under our 2018 Inducement Award Plan. All of the shares of common stock issuable pursuant to our equity compensation plans have been or will be registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

The existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Moreover, as of June 30, 2018, holders of an aggregate of up to approximately 3.7 million of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 6.	Exhibits
Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.	8-K	001-36431	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.	S-1	333-194672	3.5	April 25, 2014
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock of Alder BioPharmaceuticals, dated January 12, 2018.	8-K	001-36431	3.1	January 19, 2018
4.1	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.1	March 19, 2014
4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.2	April 25, 2014
4.3	Form of Common Stock Certificate.	S-1	333-201201	4.3	December 22, 2014
4.4	Registration Rights Agreement by and between Alder BioPharmaceuticals, Inc. and the buyers listed on the Schedule of Buyers thereto, dated January 12, 2018.	8-K	001-36431	4.1	January 19, 2018
4.5	Base Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee.	8-K	001-36431	4.1	February 1, 2018
4.6	First Supplemental Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% convertible senior notes due 2025).	8-K	001-36431	4.2	February 1, 2018
10.1+	Offer Letter between the Company and Robert W. Azelby dated June 4, 2018.					X
10.2+	Form of Amendment to Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan.					X
10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan (For awards after June 14, 2018).					X
10.4+	Form of Restricted Stock Unit Award Grant Notice and Option Agreement (Time-Based Vesting) for the 2014 Equity Incentive Plan.					X
10.5+	Form of Restricted Stock Unit Award Grant Notice and Option Agreement (Performance-Based Vesting) for the 2014 Equity Incentive Plan.					X
10.6+	2018 Inducement Award Plan.					X
10.7+	Form of Stock Option Grant Notice and Option Agreement (Time-Based Vesting) for the 2018 Inducement Award Plan.					X
10.8+	Form of Stock Option Grant Notice and Option Agreement (Performance-Based Vesting) for the 2018 Inducement Award Plan.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).					X
32.1*

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.INS**	XBRL Instance Document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alder BioPharmaceuticals, Inc.
Date: August 7, 2018	By:	/s/ Robert W. Azelby
Robert W. Azelby
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: August 7, 2018	By:	/s/ Larry K. Benedict
Larry K. Benedict
Executive Vice President and Principal Accounting Officer
(Principal Financial and Accounting Officer)