Form 10-Q
period 2018-09-30
ALDER BIOPHARMACEUTICALS INC
filed 2018-11-05
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 1, 2018 the registrant had 68,326,613 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2018

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

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2018	2017
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$94,410	$76,896
Short-term investments	357,997	199,344
Restricted cash	7,500	—
Prepaid expenses and other assets	6,643	11,014
Total current assets	466,550	287,254
Long-term investments	22,277	—
Property and equipment, net	5,396	5,630
Restricted cash	2,500	10,000
Investment in unconsolidated entity	—	222
Other assets	30	30
Total assets	$496,753	$303,136
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$16,231	$7,471
Accrued liabilities	12,828	15,803
Accrued dividends on convertible preferred stock	1,279	—
Deferred rent	78	92
Total current liabilities	30,416	23,366
Long-term deferred rent	514	495
2025 convertible senior notes, net	179,038	—
Derivative liability	1,658	—
Total liabilities	211,626	23,861
Commitments and contingencies
Series A-1 convertible preferred stock; $0.0001 par value; 10,000,000 shares authorized; 742,195 shares and no shares issued and outstanding, respectively; liquidation preference of $100,000 and zero, respectively	101,095	—
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 68,266,532 and 67,842,942 shares issued and outstanding, respectively	7	7
Additional paid-in capital	1,069,392	946,869
Accumulated deficit	(883,849)	(667,509)
Accumulated other comprehensive loss	(1,518)	(92)
Total stockholders’ equity	184,032	279,275
Total liabilities, convertible preferred stock and stockholders’ equity	$496,753	$303,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$—	$—	$683
Operating expenses
Cost of sales	—	—	—	683
Research and development	47,793	52,188	174,659	208,153
General and administrative	10,685	8,236	34,501	27,765
Total operating expenses	58,478	60,424	209,160	236,601
Loss from operations	(58,478)	(60,424)	(209,160)	(235,918)
Other income (expense)
Interest income	2,458	763	6,634	1,686
Foreign currency gain	36	231	388	124
Other income	—	49	—	49
Interest expense	(4,783)	—	(12,322)	—
Change in fair value of derivative liability	(153)	—	(1,658)	—
Total other income (expense), net	(2,442)	1,043	(6,958)	1,859
Net loss before equity in net loss of unconsolidated entity	(60,920)	(59,381)	(216,118)	(234,059)
Equity in net loss of unconsolidated entity	—	(184)	(222)	(463)
Net loss	$(60,920)	$(59,565)	$(216,340)	$(234,522)
Deemed dividends on convertible preferred stock attributable to accretion of beneficial conversion feature	—	—	(29,460)	—
Dividends on convertible preferred stock	(1,279)	—	(4,664)	—
Net loss applicable to common stockholders	$(62,199)	$(59,565)	$(250,464)	$(234,522)
Net loss per share applicable to common stockholders - basic and diluted	$(0.91)	$(0.92)	$(3.68)	$(4.25)
Weighted average number of common shares used in net loss per share - basic and diluted	68,232,765	64,526,519	68,015,989	55,168,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Net loss	$(60,920)	$(59,565)	$(216,340)	$(234,522)
Other comprehensive loss:
Unrealized loss on securities available-for-sale, net of tax	(163)	(4)	(1,426)	(24)
Total other comprehensive loss	(163)	(4)	(1,426)	(24)
Comprehensive loss	$(61,083)	$(59,569)	$(217,766)	$(234,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

	Series A-1 Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
			(in thousands, except for share data)
Balances at December 31, 2017	—	$—	67,842,942	$7	$946,869	$(667,509)	$(92)	$279,275
Net loss	—	—	—	—	—	(216,340)	—	(216,340)
Other comprehensive loss	—	—	—	—	—	—	(1,426)	(1,426)
Issuance of Series A-1 convertible preferred stock, net of issuance costs of $2.3 million	725,268	97,710	—	—	—	—	—	—
Beneficial conversion feature on Series A-1 convertible preferred stock	—	(29,460)	—	—	29,460	—	—	29,460
Deemed dividend on convertible preferred stock attributable to accretion of beneficial conversion feature	—	29,460	—	—	(29,460)	—	—	(29,460)
Accrued dividends on convertible preferred stock	—	—	—	—	(1,279)	—	—	(1,279)
Paid-in-kind dividends on convertible preferred stock	16,927	3,385	—	—	(3,385)	—	—	(3,385)
Equity component of 2025 convertible senior notes	—	—	—	—	109,911	—	—	109,911
Equity component of deferred financing costs for 2025 convertible senior notes	—	—	—	—	(3,763)	—	—	(3,763)
Stock-based compensation	—	—	—	—	19,572	—	—	19,572
Exercise of stock options	—	—	347,020	—	751	—	—	751
Shares issued under employee stock purchase plan	—	—	76,570	—	716	—	—	716
Balances at September 30, 2018	742,195	$101,095	68,266,532	$7	$1,069,392	$(883,849)	$(1,518)	$184,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(216,340)	$(234,522)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in net loss of unconsolidated entity	222	463
Depreciation and amortization	2,145	2,238
Stock-based compensation	19,572	16,722
Accretion of discount on convertible notes	7,530	—
Non-cash change in fair value of derivative liability	1,658	—
Other non-cash charges, net	(2,374)	157
Changes in operating assets and liabilities
Prepaid expenses and other assets	4,371	30,790
Accounts payable	8,186	12,512
Accrued liabilities	(2,975)	576
Deferred rent	5	(27)
Net cash used in operating activities	(178,000)	(171,091)
Investing activities
Purchases of investments	(522,795)	(243,822)
Proceeds from maturities of investments	259,629	235,590
Proceeds from sales of investments	83,184	151
Purchases of property and equipment	(1,337)	(1,996)
Net cash used in investing activities	(181,319)	(10,077)
Financing activities
Proceeds from issuance of 2025 convertible senior notes, net of offering costs	277,656	—
Proceeds from issuance of convertible preferred stock, net of offering costs	97,710	—
Proceeds from issuance of common stock, net of offering costs	—	161,557
Proceeds from exercise of stock options and employee stock purchase plan	1,467	729
Net cash provided by financing activities	376,833	162,286
Net increase (decrease) in cash, cash equivalents and restricted cash	17,514	(18,882)
Cash, cash equivalents and restricted cash
Beginning of period	86,896	116,216
End of period	$104,410	$97,334

Supplemental disclosures:
Offering costs included in accounts payable and accrued liabilities	$—	$75
Purchases of property and equipment included in accounts payable and accrued liabilities	$550	$140
Cash paid for interest	$3,594	$—
Dividends on convertible preferred stock paid-in-kind	$3,385	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk

The Company is exposed to credit risk from its deposits of cash, cash equivalents, short-term and long-term investments and restricted cash in excess of amounts insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation.

Restricted Cash

The Company had restricted cash of $10.0 million as of September 30, 2018, of which $7.5 million is classified as a current asset, as it will be used to satisfy commitments within the next 12 months. The funds are placed in an escrow account pursuant to a contractual agreement with a third-party manufacturer and will be used for payments under that agreement in 2019.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows.

	September 30,	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$94,410	$76,896
Restricted cash	10,000	10,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$104,410	$86,896

Convertible Senior Notes, net

 In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the Convertible Notes by allocating the proceeds between the liability component and the embedded conversion option (the “Equity Component”) due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The Equity Component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount (the “Debt Discount”) is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with the issuance of the Convertible Notes, the Company also incurred certain offering costs directly attributable to the offering. Such costs are deferred and amortized to interest expense over the term of the debt using the effective interest method. A portion of the deferred financing costs incurred in connection with the Convertible Notes was deemed to relate to the Equity Component and was allocated to additional paid-in capital.

 Convertible preferred stock

 The Company recorded the convertible preferred stock at fair value on the date of issuance, net of issuance costs. The convertible preferred stock is recorded outside of stockholders’ equity because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger or acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock will become redeemable at the option of the holders.

Revenue recognition

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia. In exchange for the rights to clazakizumab, the

Company received an equity interest in Vitaeris and is eligible to receive royalties and certain other payments including revenue from the sale of drug supply inventory. The Company did not record any revenue under this agreement in the three and nine months ended September 30, 2018 and recorded $0.7 million in revenue in the nine months ended September 30, 2017.

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

Long-Term Incentive Plan

In January 2018, the Company established a long-term incentive plan (“LTIP”) which provides eligible employees with the opportunity to receive performance-based compensation comprised of restricted stock units.  The vesting of the restricted stock units is contingent upon the achievement of pre-determined regulatory milestones.  The Company records compensation expense over the estimated service period for a milestone when the achievement of the milestone is considered probable, which is assessed at each reporting date.  Once a milestone is considered probable, the Company records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures, and recognizes remaining compensation expense, if any, over the remaining estimated service period. No compensation expense has been recorded to date under the LTIP as the conditions for recognizing expense have not yet been met.  As of September 30, 2018, the estimated potential value to be delivered in restricted stock units to participants eligible for the LTIP was approximately $10.8 million. The total potential value to be delivered under the LTIP is expected to change in the future for several reasons, including the addition of more eligible employees to the LTIP.

2018 Inducement Award Plan

On June 11, 2018, the Company established the 2018 Inducement Award Plan (“Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards, and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement to begin employment with the Company. The Company reserved 3,000,000 shares of its common stock for issuance under the Inducement Plan. As of September 30, 2018, there were 1,760,000 shares available for issuance under the Inducement Plan.

Liquidity and Going Concern

The Company has an accumulated deficit as of September 30, 2018. To date, the Company has funded its operations primarily through sales and issuances of its capital stock, Convertible Notes and payments from its former collaboration partners, and will require substantial additional capital for research and product development. In January 2018, the Company completed a private placement of 725,268 shares of convertible preferred stock resulting in net proceeds of $97.7 million. In February 2018, the Company received $277.7 million in net proceeds from the underwritten public offering of the Convertible Notes.

The Company forecasts a significant increase in expenditures to support its planned Biologics License Application (“BLA”) submission with the U.S. Food and Drug Administration, currently anticipated to occur in the first quarter of 2019, commercial readiness activities and anticipated commercial launch of eptinezumab. The Company estimates the available cash, cash equivalents, short-term and long-term investments and restricted cash as of September 30, 2018 will be sufficient to meet the Company’s projected operating requirements into 2020. These operating requirements consist principally of expenditures related to the planned BLA submission, establishment of the eptinezumab commercial drug supply chain, continued build-out of the Company’s commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. The Company has based its estimate of the timing for its projected expenditures on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plans may change, and it may need additional funds to meet operational needs and capital requirements sooner than planned. The Company will need additional funding to execute the commercial launch of eptinezumab. The Company will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and its other product candidates. The Company expects to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases. This ASU requires the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-10, Codification Improvements and ASU 2018-11, Targeted Improvements, to Topic 842 – Leases. ASU 2016-02, ASU 2018-10 and ASU 2018-11 will become effective for annual periods beginning after December 15, 2018. The Company expects adopting this guidance will result in an increase in the assets and liabilities on its consolidated balance sheets and will have some impact on its consolidated statements of operations and statement of cash flows.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. The amendment is intended to improve the effectiveness of disclosures in the notes to financial statements related to fair value measurements in Topic 820. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This amendment aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net loss applicable to common stockholders (in thousands)	$(62,199)	$(59,565)	$(250,464)	$(234,522)
Denominator
Weighted average common shares outstanding - basic and diluted	68,232,765	64,526,519	68,015,989	55,168,433
Net loss per share applicable to common stockholders - basic and diluted	$(0.91)	$(0.92)	$(3.68)	$(4.25)

The following weighted average numbers of securities were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2018 and 2017 because including them would have had an anti-dilutive effect. Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Common shares underlying 2025 convertible senior notes	14,197,526	—	12,503,953	—
Common shares underlying convertible preferred stock	7,421,950	—	7,018,111	—
Stock options and awards	10,747,214	6,961,319	9,860,330	6,577,051
Employee stock purchase plan	74,964	72,998	257,069	164,911
	32,441,654	7,034,317	29,639,463	6,741,962

4.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of September 30, 2018
U.S. government agency obligations maturing in one year or less	$359,352	$—	$(1,355)	$357,997
U.S. government agency obligations maturing after one year through two years	22,438	—	(161)	22,277
Total available-for-sale securities	$381,790	$—	$(1,516)	$380,274

Type of security as of December 31, 2017
U.S. government agency obligations maturing in one year or less	$199,434	$—	$(90)	$199,344
Total available-for-sale securities	$199,434	$—	$(90)	$199,344

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  During the nine months ended September 30, 2018, the Company recorded $0.3 million in realized losses related to available-for-sale securities included in the Company’s condensed consolidated statement of operations. There were no realized gains or losses on sales of available-for-sale securities in the three and nine months ended September 30, 2017.  See Note 6 for additional information about fair value disclosures.

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

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the condensed consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s condensed consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. The Company recorded $0.2 million in net loss with respect to Vitaeris for the nine months ended September 30, 2018, which was the remaining balance of the carrying value of the Company’s investment in Vitaeris. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

In November 2017, the Company and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including the Company, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited (“CSL”), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Pursuant to the option agreement, CSL will provide research funding to Vitaeris for the development of clazakizumab and CSL received an exclusive option to acquire Vitaeris, subject to certain terms and conditions. Upon the execution of the option agreement, Vitaeris received an upfront payment of $15 million and Vitaeris will also receive future development milestone payments.  If CSL exercises its purchase option, it will be required to make to Vitaeris’ shareholders, including the Company, an immediate one-time payment and thereafter certain sales-based milestone payments. The Company will continue to be eligible to receive royalties and certain other payments following an acquisition of Vitaeris by CSL. The purchase option created a written call on the Company’s shares in Vitaeris which was determined to have a fair value of $1.7 million as of September 30, 2018 and is considered a derivative under GAAP (see Note 6). The Company recorded a derivative liability on its condensed consolidated balance sheets and as other expense on its condensed consolidated statement of operations. Expense recorded for the three and nine months ended September 30, 2018 was $0.2 million and $1.7 million, respectively. The Company will assess the fair value of the derivative at each reporting period.

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
	(in thousands)
As of September 30, 2018
Assets
Cash equivalents
Money market funds	$92,152	$—	$—	$92,152
Short-term investments
U.S. government agency obligations	—	357,997	—	357,997
Long-term investments
U.S. government agency obligations	—	22,277	—	22,277
Restricted cash
Money market funds	10,000	—	—	10,000
	$102,152	$380,274	$—	$482,426
Liabilities
2025 convertible senior notes	—	310,218	—	310,218
	$—	$310,218	$—	$310,218

As of December 31, 2017
Cash equivalents
Money market funds	$71,379	$—	$—	$71,379
Short-term investments
U.S. government agency obligations	—	199,344	—	199,344
Restricted cash
Money market funds	10,000	—	—	10,000
	$81,379	$199,344	$—	$280,723

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

Fair Value of Convertible Notes

The fair value of the Convertible Notes is determined based upon data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments and is included in Level 2 of the fair value hierarchy. See Note 8 for information about the determination of the carrying value of the Convertible Notes at September 30, 2018.

Fair Value of Derivative Liability

The fair value of the derivative liability related to the purchase option under which CSL could acquire the Company’s interest in Vitaeris (see Note 5) was $1.7 million as of September 30, 2018. The fair value of the derivative liability was not significant as of December 31, 2017. In accordance with ASC 815, Derivatives and Hedging, the fair value of a derivative is required to be recorded on the balance sheet with any changes in fair value recorded in earnings. The determination of the fair value requires judgment based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.

7.	Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	September 30,	December 31,
	2018	2017
	(in thousands)
Compensation and benefits	$8,200	$7,933
Contracted research and development	2,500	6,846
Professional services and other	930	1,024
Interest on 2025 convertible senior notes	1,198	—
	$12,828	$15,803

8.	2025 Convertible Senior Notes, net

On February 1, 2018, the Company issued $250.0 million aggregate principal amount of Convertible Notes in a registered underwritten public offering. In addition, on February 13, 2018, the Company issued an additional $37.5 million principal amount of Convertible Notes pursuant to the exercise of an over-allotment option granted to the underwriters in the offering.

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

The debt discount and the issuance costs will be amortized to interest expense using the effective interest method over seven years, the expected life of the Convertible Notes as discussed below. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. During the three and nine months ended September 30, 2018, the Company recorded $3.0 million and $7.5 million of interest expense related to the amortization of the debt discount and issuance costs in 2018, respectively.

While the Convertible Notes are classified on the Company’s condensed consolidated balance sheet at September 30, 2018 as long-term, the resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. In the event that the holders of the Convertible Notes have the election to convert the Convertible Notes or the Convertible Notes become redeemable at any time during the prescribed measurement period, the Convertible Notes would then be considered a current obligation and classified as such.

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

The outstanding balances of the Convertible Notes as of September 30, 2018 consisted of the following:

2025 Convertible Senior Notes
(in thousands)
Liability component:
Principal	$287,500
Less: unamortized debt discount and issuance costs	(108,462)
Net carrying amount of Liability Component	$179,038

Net carrying amount of Equity Component	$106,148

The Company determined the expected life of the Convertible Notes was equal to its seven-year term and the effective interest rate on the liability component was 10.6%. As of September 30, 2018, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes is based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of September 30, 2018 was approximately $310.2 million.

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Contractual interest expense	$1,797	$—	$4,792	$—
Amortization of debt discount and issuance costs	2,986	—	7,530	—
Total interest expense	$4,783	$—	$12,322	$—

Future minimum payments including interest on our long-term debt as of September 30, 2018 were as follows:

Years ended December 31,	Future Minimum Payments
(in thousands)
2018	$—
2019	7,188
2020	7,188
2021	7,188
2022	7,188
2023	7,188
2024 and thereafter	298,279
Total minimum payments	334,219
Less: interest	(46,719)
Less: unamortized discount and issuance costs	(108,462)
Less: current portion	—
2025 convertible senior notes, net	$179,038

9. Convertible Preferred Stock

On January 7, 2018, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC (the “Buyers”).  Under the terms of the Purchase Agreement, on January 12, 2018, the Company sold to the Buyers in a private placement 725,268 shares of Series A-1 convertible preferred stock at $137.88 per share for net proceeds of approximately $97.7 million, after deducting fees and applicable expenses of $2.3 million. The Buyers hold more than 5% of our capital stock and therefore are considered a related party of the Company. The Purchase Agreement also provided the Company with an option to sell up to $150 million of convertible preferred stock in aggregate beginning after the 90-day period following the date of the initial purchase of the convertible preferred stock. This option was classified as an asset and was determined to have immaterial fair value at inception and subsequently. The Company’s right to sell the additional $150 million of convertible preferred stock terminated upon closing of the Convertible Notes on February 1, 2018 (see Note 8) and no additional shares will be issued under the Purchase Agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event, as described further below. The terms and conditions of the convertible preferred stock are governed by the Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”).

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

Dividends

The holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year commencing on June 30, 2018. The dividends are payable in additional shares of convertible preferred stock and/or cash at the Company’s option. In June 2018, the Company’s Board of Directors declared a dividend on the Company’s convertible preferred stock to be paid in additional shares and as a result 16,927 additional shares of convertible preferred stock were issued on June 30, 2018, which were recorded at fair value.  In the three and nine months ended September 30, 2018, the Company accrued an aggregate of $1.3 million and $4.7 million, respectively, in dividends on convertible preferred stock or $1.72 and $6.65, respectively, per weighted average share of convertible preferred stock.

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

Pursuant to applicable accounting standards, the warrant was considered freestanding financial instrument which is a financial liability and requires initial and subsequent measurements at fair value. The warrant was determined to have immaterial fair value initially and subsequently at September 30, 2018.

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
4.	Safety and tolerability profile consistent with earlier eptinezumab studies

We plan to submit a BLA to the FDA for eptinezumab in the first quarter of 2019. The pivotal trial program, in support of our BLA submission, consists of PROMISE 1, PROMISE 2 and a single open-label Phase 3 safety clinical trial. PROMISE 1 commenced in October 2015 and is evaluating the safety and efficacy of eptinezumab once every 3 months for one year in 888 patients with episodic migraine, defined as four to 14 migraine days per month. PROMISE 2 commenced in November 2016 and is evaluating the safety and efficacy of eptinezumab once every 3 months for 6 months in 1,072 patients with chronic migraine, defined as 15 or more headache days per month, with diagnostic and therapeutic features of migraine being present on eight or more days per month. The open-label trial commenced in December 2016 and is evaluating the long-term safety and tolerability of eptinezumab once every 3 months in approximately 120 patients with chronic migraine. On June 27, 2017, we announced top-line results from PROMISE 1, showing that eptinezumab met the primary and key secondary endpoints. On January 8, 2018, we announced top-line results from PROMISE 2, showing that eptinezumab met all primary and key secondary endpoints. In June 2018, we presented updated data from PROMISE 1 and PROMISE 2 at the American Headache Society 60th Annual Scientific Meeting, including year-long efficacy data from PROMISE 1 and six-month efficacy data from PROMISE 2 for chronic migraine patients who received two quarterly infusions of eptinezumab.  The data demonstrated further numerical improvement in efficacy with subsequent infusions in both pivotal trials, reinforcing the clinical profile demonstrated by our earlier top-line data. We recently completed one year of dosing in the open-label trial, generating the required one-year (i.e., four quarterly doses) data for our BLA submission. The safety profile in this trial to date is consistent with previous eptinezumab trials, and we have elected to extend the trial for another year. We are also focused on executing key chemistry, manufacturing and controls, or CMC, activities supporting our BLA submission.

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

Recent Developments

Results from Pharmacokinetic Comparability Study

On October 23, 2018, we announced positive results from a comparative pharmacokinetic (PK) study intended to support the comparability evaluation of the clinical supply for eptinezumab and its planned commercial supply. The PK study was designed to confirm that the planned commercial supply of eptinezumab had a comparable pharmacokinetic profile to the eptinezumab that was utilized in our clinical trials. Comparative PK profiles were demonstrated between the test and reference products; both the primary and key secondary PK results met the standard pre-specified acceptance criteria for drug product comparability. Further, the test and reference products were well-tolerated with a similar adverse event profile, and this safety profile was consistent with what has previously been reported for eptinezumab.

Financial Operations Overview

Revenues and Cost of Sales

We did not recognize any revenue or cost of sales for the three and nine months ended September 30, 2018. We recognized $0.7 million in revenue and $0.7 million in cost of sales for the nine months ended September 30, 2017. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenue

We did not recognize any revenue for the three and nine months ended September 30, 2018.  We recognized $0.7 million in revenue and $0.7 million in cost of sales in the nine months ended September 30, 2017 related to the sale of drug supply inventory to Vitaeris at cost.

Research and Development Expenses

Research and development expenses incurred in the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2018	2017	% change	2018	2017	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
Eptinezumab	$27,444	$35,402	(22%)	$112,346	$158,666	(29%)
ALD1910	1,325	866	53%	5,310	2,462	116%
Unallocated internal costs:
Preclinical discovery and development	4,419	4,890	(10%)	14,250	15,277	(7%)
Pharmaceutical operations	7,273	6,093	19%	21,035	17,644	19%
Clinical development	7,332	4,937	49%	21,718	14,104	54%
Total research and development expenses	$47,793	$52,188	(8%)	$174,659	$208,153	(16%)

Research and development expenses decreased by $4.4 million, or 8%, for the three months ended September 30, 2018 compared to the same period in 2017. During the three months ended September 30, 2018, external costs incurred for eptinezumab decreased by $8.0 million, or 22%.  External costs for eptinezumab clinical trial expenses decreased $13.0 million due to the completion of patient treatments for several of our clinical trials, offset by an increase of $5.0 million in manufacturing costs. We expect our manufacturing costs to increase in subsequent quarters in preparation for commercial supply. Unallocated internal costs increased by $3.1 million primarily due to an increase of $2.6 million in professional fees to support our commercial development.

Research and development expenses decreased by $33.5 million, or 16%, for the nine months ended September 30, 2018 compared to the same period in 2017. During the nine months ended September 30, 2018, external costs incurred for eptinezumab decreased by $46.3 million, or 29%, due primarily to a decrease of $32.6 million in clinical trial costs as the result of completion of patient treatments for several of our clinical trials and due to a decrease of $39.5 million in manufacturing costs driven by the timing of expenses, which can fluctuate from quarter to quarter.  These decreases were offset by the initial payment of $25.0 million to Teva GmbH under our settlement and license agreement. We expect our manufacturing costs to increase in subsequent quarters in preparation for commercial supply. External costs incurred for ALD1910 increased by $2.8 million as we continued to advance the program. Unallocated internal costs increased by $10.0 million primarily due to an increase of $6.4 million in professional fees to support our ongoing commercial development and compensation expenses increased $2.8 million related to increased headcount and an increase of $1.1 million in general services in support of commercialization of eptinezumab.

General and Administrative Expenses

General and administrative expenses increased by $2.4 million, or 30%, for the three months ended September 30, 2018 compared to the same period of 2017. The increase was primarily related to compensation, including stock-based compensation, which increased $1.2 million and professional and general services fees of which increased $1.5 million primarily related to activities to support commercial readiness activities.

General and administrative expenses increased by $6.7 million, or 24%, for the nine months ended September 30, 2018 compared to the same period of 2017. The increase was primarily related to an increase of $3.5 million in compensation and an increase of $1.8 million in stock-based compensation due to an increase in headcount and severance expense and an increase of $2.1 million in general services to support our commercial readiness activities.

Interest Income

The increase in interest income for the three and nine months ended September 30, 2018 was primarily due to higher average balances of cash, cash equivalents and investments compared to the same period of 2017.

Foreign Currency Gain

We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized a net foreign currency gain of $36,000 and $0.4 million in the three and nine months ended September 30, 2018, respectively, and a net foreign currency gain of $0.2 million and $0.1 million in the three and nine months ended September 30, 2017, due primarily to fluctuations in the exchange rates of the British pound relative to the U.S. dollar.

Interest Expense

Interest expense was $4.8 million and $12.3 million for three and nine months ended September 30, 2018, respectively, related to the Convertible Notes and the associated accretion of debt discount and issuance costs. There was no interest expense for the three and nine months ended September 30, 2017.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability was $0.2 million and $1.7 million for the three and nine months ended September 30, 2018, respectively. There was no change in fair value of the derivative liability for the three and nine months ended September 30, 2017.  The derivative liability is related to the purchase option agreement which grants CSL an option, under certain conditions, to purchase our interest in Vitaeris.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag.  Beginning in the first quarter of 2018, our share of Vitaeris’ net losses exceeded the carrying value of our investment, and we suspended recognizing additional losses.  We did not recognize any equity in net loss for the three months ended September 30, 2018 and we recognized $0.2 million in equity in net loss for the nine months ended September 30, 2018. We recognized $0.2 million and $0.5 million in equity in net loss for the three and nine months ended September 30, 2017, respectively.

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

Dividends on Convertible Preferred Stock

Holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year, which commenced on June 30, 2018, payable in additional shares of convertible preferred stock and/or cash at our option.

On June 14, 2018, our board of directors declared dividends on the convertible preferred stock. At our option and as permitted by the Certificate of Designation of Preferences, Rights and Limitations, dividends were paid in the form of 16,927 shares of preferred stock on June 29, 2018. In the three and nine months ended September 30, 2018, we recorded dividends on preferred stock of $1.3 million and $4.7 million, respectively.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities, debt securities and payments from our former collaboration partners. As of September 30, 2018, we had an accumulated deficit of $883.8 million and cash, cash equivalents and investments of $474.7 million, consisting of cash, money market funds and U.S. government agency obligations, and restricted cash of $10.0 million. In January 2018, we completed a private placement of 725,268 shares of convertible preferred stock resulting in net proceeds of $97.7 million. In February 2018, we received $277.7 million in net proceeds from an underwritten public offering of the Convertible Notes. The purchase agreement for the placement of the convertible preferred stock, including a right we had under such agreement to sell to the investors an additional $150.0 million of convertible preferred stock, terminated upon the closing of the Convertible Notes offering and no additional shares will be issued under such agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents and short-term and long-term investments and restricted cash as of September 30, 2018 will be sufficient to meet our projected operating requirements into 2020. These operating requirements consist principally of expenditures related to the planned BLA submission, establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates. We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. We currently have no credit facility or committed sources of capital. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash used in operating activities	$(178,000)	$(171,091)
Net cash used in investing activities	(181,319)	(10,077)
Net cash provided by financing activities	376,833	162,286

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and changes in the components of working capital.  Net cash used in operating activities was $178.0 million in the nine months ended September 30, 2018, compared to $171.1 million during the same period in 2017. Although there was a decrease of $18.2 million in net loss in the 2018 period compared to the same period of 2017, this was offset by a decrease in the change in prepaid expense and other assets of $26.4 million, primarily related to prepaid manufacturing expenses.  Other non-cash adjustments included the accretion of discount on convertible notes of $7.5 million, an increase in stock-based compensation of $2.9 million and non-cash expense of $1.7 million related to the change in fair value of the derivative liability, as well as other changes in components of working capital.

Cash Used in Investing Activities

Net cash used in investing activities was $181.3 million in the nine months ended September 30, 2018, compared to net cash used in investing activities of $10.1 million during the same period in 2017. The increase of $171.2 million in net cash used by investing activities was primarily due to an increase in purchases of investments offset by proceeds of maturities and sales of investments. In addition, purchases of equipment decreased by $0.7 million in the nine months ended September 30, 2018 compared to the same period in 2017.

Cash Provided by Financing Activities

Net cash provided by financing activities was $376.8 million in the nine months ended September 30, 2018 was primarily due to the January 2018 issuance of convertible preferred stock and the February 2018 issuance of the Convertible Notes in which we received proceeds of $97.7 million and $277.7 million, respectively, net of offering costs.

Net cash provided by financing activities of $162.3 million in the nine months ended September 30, 2017 was due to the July 2017 public offering in which we received $161.6 million net of underwriting discounts, commissions, and offering costs and $0.7 million from the exercise of stock options and purchases under the employee stock purchase plan.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2018.

Contractual Obligations

Our contractual obligations as of September 30, 2018 were as follows:

		For the years ended September 30,
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Convertible debt obligation(1)	$334,219	$7,188	$7,188	$7,188	$7,188	$7,188	$298,279
Operating lease obligations(2)	7,218	1,353	1,466	1,510	1,556	1,333	—
License agreements(3)	715	60	60	60	60	60	415
Purchase obligations(4)	11,467	11,467	—	—	—	—	—
Contract manufacturing obligations(5)	168,434	51,755	44,874	39,817	31,988	—	—
Total contractual obligations	$522,053	$71,823	$53,588	$48,575	$40,792	$8,581	$298,694

(1)	Represents future minimum payments of interest and principal under the Convertible Notes.
(2)	Represents future minimum lease payments under our non-cancelable operating leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
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

(5)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials, including long-term stability studies. Includes estimated purchase obligations as of September 30, 2018 under agreements with third-party CMOs for larger scale production of eptinezumab. This includes obligations for which we have placed $10.0 million in an escrow account which is classified as restricted cash on our condensed consolidated balance sheet. We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

Certain contract manufacturing obligations may be cancelled 18 to 24 months prior to the commencement date of the manufacturing campaign.  Although the payment of the cancellation fee will generally be due at the scheduled commencement date, we may record the manufacturing expense and related obligation as an accrued liability at the time of cancellation.

The holders of our convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year.  We currently anticipate settling future dividends by the issuance of additional shares of convertible preferred stock.

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

On January 1, 2018, we adopted Topic 606 - “Revenue from Contracts with Customers” and related pronouncements regarding revenue recognition.  For a discussion of our revenue recognition policies, please see Note 2 to our condensed consolidated financial statements, which are included in this report.  There have been no other significant and material changes in our critical accounting policies during the nine months ended September 30, 2018, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our 2017 Form 10-K. We believe that the accounting policies discussed in our 2017 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of September 30, 2018, we had cash, cash equivalents, short-term and long-term investments and restricted cash of $484.7 million consisting of cash, money market funds, and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $2.7 million in the fair value of our investments as of September 30, 2018. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.9 million over the next twelve months based on our investment balance at September 30, 2018.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom, Switzerland and Austria. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of September 30, 2018, we held the U.S. dollar equivalent of approximately $1.1 million in foreign currencies. A hypothetical 10% change in the exchange rate between the U.S. dollar and Swiss francs, Australian dollars, and Euros from the September 30, 2018 rate would have increased / decreased our total unrealized foreign currency loss on our holdings by approximately $0.1 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. For the three and nine months ended September 30, 2018, we recorded net foreign currency gains of $36,000 and $0.4 million, respectively. For the three and nine months ended September 30, 2017, our net foreign currency gains were $0.2 and $0.1 million, respectively.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the nine months ended September 30, 2018, our net loss applicable to common stockholders was $250.5 million, and as of September 30, 2018, we had an accumulated deficit of $883.8 million.

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

As of September 30, 2018, we had $474.7 million in cash, cash equivalents and investments, and $10.0 million in restricted cash. We believe that our available cash, cash equivalents, investments and restricted cash as of September 30, 2018 will be sufficient to meet our projected operating requirements into 2020. These operating requirements consist principally of expenditures related to the planned BLA submission, establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates.

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

Currently in the United States, there are relatively few medications approved for the prevention of episodic and chronic migraines, and no approved drug procedure for prevention for disabling episodic migraine (by which we mean a healthcare provider-administered drug product falling under medical benefit reimbursement, as opposed to pharmacy benefit reimbursement). Most of the medications used today are generics that are prescribed for abortive treatment of migraines. Medications commonly used for prevention of episodic and chronic migraine include beta blockers such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine and commonly prescribed for disabling episodic migraine. There are also several other companies, Amgen Inc., Eli Lilly and Company, or Eli Lilly, and Teva Pharmaceuticals Industries Limited, or Teva, that have developed or are developing calcitonin gene-related peptide, or CGRP, blocking therapies using monoclonal antibodies similar to eptinezumab designed for subcutaneous administration by patients for migraine prevention. Amgen’s anti-CGRP therapy, Aimovig, which they have partnered with Novartis, was approved by the FDA and commercially launched in the United States in May 2018.  Aimovig was approved by the European Commission in July 2018.  Each of Eli Lilly’s anti-CGRP therapy, Emgality and Teva’s anti-CGRP therapy, AJOVY, was approved by the FDA and launched in the United States in September 2018. As a result, each of Amgen, Eli Lilly and Teva are able to commercialize their therapies before we are able to do so with eptinezumab.

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

We historically relied on a single smaller scale CMO to manufacture and provide us with clinical supplies of eptinezumab. We have entered into agreements with other CMOs to manufacture eptinezumab drug substance and drug product at larger scale as we prepare for commercialization.  In October 2018, we completed a pharmacokinetic comparability study of our initial commercial supply of eptinezumab for our BLA submission planned for the first quarter of 2019.  We expect to use eptinezumab manufactured by our commercial suppliers in future clinical studies. We anticipate there will be continued interaction with additional CMOs as we advance other product candidates. Scaling up a biologic manufacturing process is a difficult and uncertain task, and we may not be successful in transferring our production system or a manufacturer may not have the necessary capabilities to complete the implementation and development process. If we are unable to adequately validate or scale-up the manufacturing process for eptinezumab with a manufacturer, we will need to transfer to another manufacturer and complete the manufacturing validation process, which can be lengthy. If we are able to adequately validate and scale-up the manufacturing process for eptinezumab or other product candidates with a manufacturer, we will still need to negotiate with such manufacturer an agreement for commercial supply and it is not certain we will be able to come to agreement on terms acceptable to us.

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

We currently do not own facilities for manufacturing our product candidates and we rely upon third-party CMOs to manufacture and supply drug product for clinical and commercial uses. The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMP, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

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

We historically relied on a single smaller scale CMO to manufacture and provide us with clinical supplies of eptinezumab. We have entered into agreements with other CMOs to manufacture eptinezumab drug substance and drug product at larger scale as we prepare for commercialization.  We anticipate there will be continued interaction with additional CMOs as we advance other product candidates. Our current and future agreements may not provide for an entire supply of the drug product necessary for all anticipated clinical trials or for all potential commercial sales. If a CMO terminates its agreement with us or otherwise becomes unable to fulfill its supply obligations, or if we and any future CMO cannot agree to the terms and conditions for provision of the drug product necessary for our clinical and commercial supply needs, our clinical trials and commercialization efforts could be impaired until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would have an adverse impact on our business and prospects.

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

Regulatory approval of BLA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. In addition, the FDA typically conducts pre-approval review and inspections of manufacturing processes and facilities to ensure compliance with cGMP regulations and other requirements.

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

Once regulatory approval has been granted, the approved product and its manufacturer are subject to continual review by the FDA and/or non-U.S. regulatory authorities. Any regulatory approval that we or any of our future collaboration partners receive for our product candidates may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for potentially costly post-marketing follow-up trials to monitor the safety and efficacy of the product. In addition, if the FDA and/or non-U.S. regulatory authorities approve any of our product candidates, we will be subject to extensive and ongoing regulatory requirements by the FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping, among other things, for our products. In addition, manufacturers of our drug products are required to comply with cGMP regulations, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Furthermore, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture our drug products, and these facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and other requirements. If we or a third party discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory authority may impose restrictions on that product, the manufacturer or us, including requiring withdrawal of the product from the market or suspension of manufacturing. If we, our product candidates or the manufacturing facilities for our product candidates fail to comply with regulatory requirements of the FDA and/or other non-U.S. regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including the following:

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

A substantial number of shares of our common stock is reserved for issuance upon conversion of shares of our convertible preferred stock and the Convertible Notes.  In addition, as of September 30, 2018, we had options and restricted stock awards outstanding that, if fully exercised or vested, as applicable, would result in the issuance of 10,690,637 shares of common stock. As of September 30, 2018, there were also 1,362,203 shares of common stock reserved for issuance under our 2014 Equity Incentive Plan and 1,785,721 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. As of September 30, 2018, there were 1,760,000 shares of common stock reserved for issuance under our 2018 Inducement Award Plan. All of the shares of common stock issuable pursuant to our equity compensation plans have been or will be registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

The existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Moreover, as of September 30, 2018, holders of an aggregate of up to approximately 3.7 million of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 6.	Exhibits
Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.	8-K	001-36431	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.	S-1	333-194672	3.5	April 25, 2014
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock of Alder BioPharmaceuticals, dated January 12, 2018.	8-K	001-36431	3.1	January 19, 2018
4.1	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.1	March 19, 2014
4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.2	April 25, 2014
4.3	Form of Common Stock Certificate.	S-1	333-201201	4.3	December 22, 2014
4.4	Registration Rights Agreement by and between Alder BioPharmaceuticals, Inc. and the buyers listed on the Schedule of Buyers thereto, dated January 12, 2018.	8-K	001-36431	4.1	January 19, 2018
4.5	Base Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee.	8-K	001-36431	4.1	February 1, 2018
4.6	First Supplemental Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% convertible senior notes due 2025).	8-K	001-36431	4.2	February 1, 2018
10.1+	Amendment to Separation and Consulting Agreement with Randy Schatzman dated September 12, 2018.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).					X
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alder BioPharmaceuticals, Inc.
Date: November 5, 2018	By:	/s/ Robert W. Azelby
Robert W. Azelby
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: November 5, 2018	By:	/s/ Larry K. Benedict
Larry K. Benedict
Executive Vice President and Principal Accounting Officer
(Principal Financial and Accounting Officer)