Form 10-K
period 2018-12-31
ALDER BIOPHARMACEUTICALS INC
filed 2019-02-25
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the Registrant’s common stock on The Nasdaq Stock Market on June 30, 2018, the last business day of its most recently completed second fiscal quarter, was $896,801,238.  Excludes an aggregate of 11,393,502 shares of the Registrant’s common stock held as of such date by officers, directors and stockholders that the Registrant has concluded are or were affiliates of the Registrant. Exclusion of such shares should not be construed to indicate that the holder of any such shares possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

The number of shares of Registrant’s Common Stock outstanding as of February 22, 2019 was 68,499,665.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, in connection with the Registrant’s 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”).

Alder BioPharmaceuticals, Inc.

Annual Report on Form 10-K

For the Year Ended December 31, 2018

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

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our solely-owned lead investigational product candidate, in order to maximize its therapeutic and commercial potential. On February 21, 2019, we submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for eptinezumab for the prevention of migraine.  The submission follows the successful completion of our pivotal trial program for eptinezumab, consisting of PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), a Phase 3 clinical trial evaluating eptinezumab for the prevention of frequent episodic migraine, and PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), a Phase 3 clinical trial evaluating eptinezumab for the prevention of chronic migraine.

Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million people in the United States are candidates for a migraine prevention therapeutic. Of these candidates for migraine prevention, we estimate that there are between five million to seven million people living with episodic and chronic migraine who are the most highly impacted patients, and they typically experience eight or more migraine days per month. Epidemiologic studies suggest that approximately 27% of the candidates for migraine prevention have received preventive treatments. As a result, we believe there is a significant unmet need for new treatment and prevention options. We plan to focus our initial commercialization efforts for eptinezumab on the approximately 3,000 procedure oriented headache specialists that see the largest number of these highly impacted patients.

Eptinezumab is a humanized immunoglobulin G1 (IgG1) monoclonal antibody specific for calcitonin gene-related peptide (CGRP) ligand, a small protein and a validated target that is understood to drive migraine initiation, maintenance and chronification. Designed to deliver a competitively differentiated approach to migraine prevention, we believe eptinezumab holds the potential to be a transformative therapeutic and meet a profound medical need, changing the migraine prevention treatment paradigm for physicians and patients living with migraine.

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

Eptinezumab is the only potent and selective anti-CGRP monoclonal antibody in clinical development for migraine prevention delivered by quarterly infusion.  We believe that eptinezumab’s design, coupled with the infusion mode of administration, provides the following key benefits:

•	High specificity and strong binding for rapid and sustained suppression of CGRP biology;
•	Allows for the total dose to be immediately active to inhibit CGRP with 100% bioavailability; and
•	Supervised administration by quarterly infusion has the potential to promote patient adherence while maximizing product control and consistency of delivery.

In PROMISE 1 and PROMISE 2, eptinezumab demonstrated the following characteristics:

1.	Rapid: Onset to prevention achieved on the first day post infusion
2.	Effective: Significant reductions in migraine days for months 1 through 3 and high ≥50%, ≥75% and 100% responder rates attained within 1 month following a single administration
3.	Sustained: Migraine free days sustained for 3 months following a single administration
4.	Safety and tolerability profile similar to placebo and consistent with earlier eptinezumab studies

Assuming eptinezumab administered via infusion is approved by the FDA, we plan to focus our initial commercialization efforts on procedure oriented headache specialists in the United States with a specialty sales force sizing of approximately 75 to 100. We believe that these procedure oriented headache specialists comprise neurologists, pain specialists and primary care physicians and treat the highest proportion of the five million to seven million highly impacted migraine patients described above. We estimate this group of procedure oriented headache specialists to number approximately 3,000 physicians. Our market research suggests that eptinezumab is well-positioned for adoption by physicians in this group due to the strength of eptinezumab’s clinical profile and mode of delivery via infusion. They also value patient adherence benefits associated with supervised administration by quarterly infusion and they have an infrastructure in place for patient flow, supply and reimbursement. We estimate that 94% of these physicians have previously prescribed an infusion therapy for migraine or other conditions within practice, hospital, or free-standing infusion centers.

We are committed to commercializing eptinezumab in the United States as a migraine prevention therapy, and are focused on capturing the full commercial value of eptinezumab globally. We recognize the potential for strategic partnerships or other arrangements that bring additional capabilities and infrastructure, as well as value to the program. Thus, as a key component of our commercial readiness activities, we are actively reviewing options for partnerships or arrangements that will allow us to realize the commercial potential of eptinezumab outside of the United States. We will only pursue partnerships or arrangements that we believe have the potential to deliver the greatest value to the eptinezumab program and our stakeholders.

Our product candidate pipeline also includes ALD1910, a high specificity, high affinity neutralizing monoclonal antibody with reactivity to that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). PACAP has emerged as an important signaling molecule in the pathophysiology of migraine and represents an attractive novel target for treating migraine. New evidence indicates that PACAP may represent a unique and distinct pathway associated with migraine. Preclinical data indicate that PACAP and CGRP may have non-overlapping pharmacology with respect to migraine-associated symptoms.  PACAP and its three known receptors (PAC1, VPAC1 and VPAC2) are expressed in the regions of the brain known to be associated with migraine symptomatology. By blocking the ligand, ALD1910 prevents the signaling of PACAP by all three receptors, since they are all associated with migraine symptoms.

We recently completed preclinical studies showing ALD1910 was effective in blocking the effects of endogenous PACAP, in a dose-dependent manner, in an animal model of neurogenic vasodilation. We believe this further validates our view in developing new therapies that blocking the ligand versus blocking only one involved receptor is likely to be a more effective approach to treating migraine disease.

We believe ALD1910 holds potential as a migraine treatment and could provide an important new therapeutic option to migraine patients and their physicians. We are advancing ALD1910 through toxicology studies to enable Phase 1 studies, which we expect to initiate by the end of 2019 and subsequently support an IND with the FDA.

In May 2016, we licensed the exclusive worldwide rights for clazakizumab, another product candidate internally developed by Alder, to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia. Clazakizumab was designed to block the pro-inflammatory cytokine IL-6.  In November 2017 Alder and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including Alder, entered into a strategic collaboration and purchase option agreement with a third party, CSL Limited (CSL), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

Our Strategic Priorities

Our goal is to build an enduring biopharmaceutical company that discovers and selects monoclonal antibodies for development and commercialization that hold the potential to meaningfully transform current treatment paradigms and offer patients innovative therapies in indications with profound medical needs. Key strategic priorities for us to achieve that goal include:

•

Secure regulatory approval of eptinezumab for the prevention of migraine. Our primary priority is to secure approval by the FDA of the eptinezumab BLA at the earliest opportunity.  We also to plan to seek regulatory approval of eptinezumab in jurisdictions outside of the United States to facilitate potential partnerships or arrangements that we believe have the potential to deliver the greatest value to the eptinezumab program and our stakeholders.

•

Optimize the commercial potential of eptinezumab by commercializing it for the prevention of migraine. We are focused on capturing the full commercial value of eptinezumab globally. We intend to continue commercial readiness activities to support commercialization of eptinezumab in the United States as a migraine prevention therapy, subject to FDA approval. We initially plan to build a specialty sales force targeting the estimated 3,000 procedure oriented headache specialists in the United States to capture what we believe is a meaningful U.S. market opportunity for eptinezumab. We recognize the potential for strategic partnerships and/or other arrangements that bring additional capabilities and infrastructure, as well as value to the program.  Thus, as a key component of our commercial readiness activities, we are actively reviewing options for partnerships or arrangements that will allow us to realize the commercial potential of eptinezumab outside of the United States.

•

Enhance the value of eptinezumab by maximizing its differentiating properties and clinical profile. We plan to explore the initiation of one or more additional clinical trials of our infusion formulation to maximize the differentiated therapeutic and commercial profile of eptinezumab.

•

Progress the development of ALD1910 as an additional treatment option for migraine. ALD1910 is our preclinical product candidate for the treatment of migraine. We believe ALD1910 holds potential as a migraine treatment and could provide an important new therapeutic option to migraine patients and their physicians. We are advancing ALD1910 through toxicology studies to enable Phase 1 studies, which we expect to initiate by the end of 2019 and subsequently support an IND with the FDA.

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

We direct our pipeline efforts to treat central nervous system (CNS) diseases and pain where we believe there is a profound medical need and where a monoclonal antibody can offer an innovative and a best-in-class or first-in-class therapeutic option conveying safety and efficacy advantages compared to existing therapies.  Our pipeline currently includes two internally discovered humanized monoclonal antibodies, as well as preclinical programs targeting additional indications that are in the discovery phase.

Eptinezumab

Overview

Eptinezumab, our solely owned lead investigational product candidate, is a humanized immunoglobulin G1 (IgG1) monoclonal antibody specific for calcitonin gene-related peptide (CGRP) ligand. CGRP is a small protein and a validated biological target that is understood to drive migraine initiation, maintenance and chronification. Eptinezumab was discovered by Alder scientists and is the result of a deliberate process coupled with proprietary technologies to design a monoclonal antibody inhibiting CGRP that delivers a competitively differentiated profile and a unique clinical benefit to patients. We believe eptinezumab holds the potential to be a transformative therapeutic and meet a profound medical need, changing the migraine prevention treatment paradigm for physicians and patients living with migraine.

On February 21, 2019, we submitted a BLA to the FDA for eptinezumab for the prevention of migraine.  Eptinezumab has been successfully evaluated in multiple clinical trials, including two Phase 3 clinical trials, PROMISE 1 and PROMISE 2. Our clinical data to date demonstrates that, after a single 30 minute administration via an infusion procedure, eptinezumab provided rapid, effective and sustained migraine prevention. Eptinezumab is the only potent and selective anti-CGRP monoclonal antibody in clinical development for migraine prevention delivered by quarterly infusion. We believe that eptinezumab’s design, coupled with the infusion mode of administration, provides the following key benefits:

•	Very high specificity and strong binding for rapid and sustained suppression of CGRP biology;
•	Allows for the total dose to be immediately active to inhibit CGRP with 100% bioavailability; and
•	Supervised administration by quarterly infusion has the potential to promote patient adherence while maximizing product control and consistency of delivery.

We believe that the emerging profile of eptinezumab, with its potential to rapidly and significantly reduce the number of migraine days that patients experience, with benefit sustained for at least three months after a single administration, including the potential for patients to experience a 75% or greater reduction in migraine days and be 100% migraine free as demonstrated during our Phase 3 clinical trials, addresses key therapeutic needs of patients and physicians and competes favorably with existing treatments and other treatments currently in development. In addition to its favorable emerging safety and efficacy profile, we believe eptinezumab quarterly HCP administered dosing regimen supports patient adherence and product control.

About Migraine

Migraine is a highly symptomatic and debilitating neurological disease. With approximately 36 million Americans living with migraine, it is considered the third most prevalent and the sixth most disabling disease in the world, and in people under the age of 50 years, migraine is the most disabling disease. In the United States, employers lose more than $13 billion each year as a result of 113 million lost work days due to migraine. Migraine is also a significant cause of emergency rooms visits, with estimates reaching over 1 million visits annually. Over the time period 2008 to 2013, healthcare costs for chronic migraine, including co-morbid conditions, reached $41 billion, and 88% of the chronic migraine patients have at least one co-morbid condition. The smaller sector of chronic migraine patients with four or more co-morbidities accounted for $28 billion of the $41 billion total.

Migraine is a multifaceted disease associated with a hyper-excitable nervous system resulting from the complex interplay between genetics and the environment. Migraine symptoms typically include extreme pain, nausea, vomiting, extreme sensitivities to light and sound, and gastrointestinal issues. Migraine starts as an episodic disorder but becomes chronic over time as the threshold for migraine initiation is reduced, resulting in an increased frequency of migraine attacks and little or no return to normal baseline nervous system function between episodes.

Of the 36 million people in the United States living with migraine, it is estimated that approximately 13 million are candidates for a preventative therapy. Of these candidates for migraine prevention, we estimate that there are between five million to seven million people living with episodic and chronic migraine who are the most highly impacted patients, and they typically experience eight or more migraine days per month.

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

With some limitations and exceptions, FDA approved abortive medications are used successfully by many patients. However, for those patients living with migraine that are candidates for a preventative therapy, many options are associated with safety, efficacy and tolerability limitations, and often fail to meet the needs of most patients. Moreover, preventive treatments, if effective, may take weeks to months to achieve meaningful clinical benefit. According to international and national guidelines, and based on what available treatments can deliver, the current expectation for efficacy in migraine prevention is achievement of a 50% or greater reduction in migraine days. However, patients suffering from migraine deserve greater reductions in migraine days and the ability to achieve benefits more quickly. We believe that there is a significant need for rapid, effective and well-tolerated treatment options for migraine prevention, particularly for patients who are highly impacted by their disease.

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

•

Preventive Medications. Currently, preventive medications approved for migraine include beta blockers (such as propranolol), topiramate, sodium valproate, botulinum toxin (or Botox) and calcitonin gene-related peptide (CGRP) inhibitors. In patients highly impacted with episodic and chronic migraine, beta blockers, topiramate and sodium valproate are commonly used. These medications are often not well-tolerated by many patients because of adverse events such as cognitive impairment, nausea, fatigue and sleep disturbance. In clinical trials, complete responses, or a 100% reduction in migraine days or episodes, with topiramate were less than 6%. In the affected patient population, predominantly women of child-bearing age, the association of these agents with poor pregnancy outcomes and fetal abnormalities can limit their use.

Botox is approved for the prevention of chronic migraine. Approximately 47% of Botox-treated patients experience a 50% reduction in either migraine days per month or migraine frequency per month within six months, which leaves more than half of patients inadequately treated. In Phase 3 clinical trials, no complete responses were reported with Botox. In addition, the dosing regimen requires approximately 31 subcutaneous injections at various sites on the head and neck which is repeated every 12 weeks if the patient has a therapeutic response and it takes two cycles of treatment (24 weeks) to achieve full benefit.

Three anti-CGRP monoclonal antibodies received FDA approval in 2018 for the preventive treatment of migraine in adults, with data spanning both episodic and chronic migraine:  Amgen’s Aimovig (erenumab), Lilly’s Emgality (galcanezumab) and Teva’s Ajovy (fremanezumab). Each of these agents disrupts CGRP signaling either by binding to the CGRP receptor (Aimovig) or to the CGRP ligand (Ajovy and Emgality), and all are self-administered via subcutaneous injection either monthly (Aimovig, Emgality and Ajovy) or quarterly (Ajovy). In clinical studies, these agents reduced monthly migraine days by 3-5 days, with efficacy documented 1 month following injection. Moreover, 28-50% of patients experienced a 50% reduction in monthly migraine days, either averaged over a three-month period or at month 3, and 59-62% of patients saw similar reductions when averaged over a six-month period.

Profound Unmet Medical Need.  Of the approximately 13 million candidates for migraine prevention, approximately 27% have received preventive therapy. Further, nearly 50% of migraineurs have not used a preventative therapy and up to 80% of patients discontinue use within 6 months to a year due to a lack of efficacy and/or occurrence of side effects. As a result, we believe the area of profound unmet need in migraine is for preventive therapies with improved efficacy and tolerability to treat the individuals highly impacted by episodic and chronic migraine.

Indications for preventive migraine medications may include:

•	frequency of migraine attacks of four or more per month;
•	abortive medications fail or are overused; or
•	symptomatic medications (e.g. analgesics or anti-emetics) are contraindicated or ineffective.

We believe that highly impacted patients suffering from episodic and chronic migraine are highly motivated to seek new preventative treatment options that offer improved safety and tolerability, and better efficacy as measured by a material reduction in the number of migraine days experienced, the rapidity with which the migraines are prevented, and infrequent dosing, as compared with current options, which may be associated with safety, tolerability and efficacy limitations. We believe that a therapeutic option that addresses these limitations represents a significant opportunity to improve disease management in a substantial number of patients that are candidates for migraine prevention.

Our Migraine Prevention Solution: CGRP and the Science of Eptinezumab.  We are developing eptinezumab for the prevention of migraine, to meet the needs of the estimated 13 million patients in the United States living with migraine that are candidates for a preventative therapy option. Eptinezumab is a monoclonal antibody designed with very high specificity and strong binding for rapid, robust and sustained suppression of CGRP, a small protein and a validated biological target that is understood to drive migraine initiation, maintenance and chronification. Eptinezumab was discovered by Alder scientists and is the result of a deliberate process coupled with proprietary technologies to design a monoclonal antibody inhibiting CGRP. It was designed to provide a competitively differentiated clinical profile to the migraine prevention treatment paradigm and deliver a unique clinical benefit to patients.

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

Commercial Strategy

Assuming eptinezumab administered via infusion is approved by the FDA, we plan to focus our initial commercialization efforts on procedure oriented headache specialists in the United States with a specialty sales force sizing of approximately 75 to 100. We believe that these procedure oriented headache specialists comprise neurologists, pain specialists and primary care physicians and treat the highest proportion of the five million to seven million highly impacted patients described above. We estimate this group of procedure oriented headache specialists to number approximately 3,000 physicians.  We believe these physicians have a stronger preference for eptinezumab delivered via infusion vs anti-CGRP options that are self-administered via subcutaneous injection due to the strength of eptinezumab’s clinical profile. We estimate that 94% of these physicians have previously prescribed an infusion therapy for migraine or other conditions.  They administer infusion therapies within practice, hospital or free-standing infusion centers.  They value patient adherence benefits associated with supervised administration by quarterly infusion and they have an infrastructure in place for patient flow, supply and reimbursement.

We are committed to commercializing eptinezumab in the United States as a migraine prevention therapy, and are focused on capturing the full commercial value of eptinezumab globally. We recognize the potential for strategic partnerships and/or other arrangements that bring additional capabilities and infrastructure, as well as value to the program.  Thus, as a key component of our commercial readiness activities, we are actively reviewing options for partnerships or arrangements that will allow us to realize the commercial potential of eptinezumab outside of the United States.

Clinical Trials

Overview. We believe the clinical data obtained to date in our development program for eptinezumab exhibits the potential of eptinezumab to transform the preventative treatment paradigm for patients living with migraine. We have completed multiple clinical trials evaluating eptinezumab, including two Phase 2 trials in patients with migraine, and a pivotal trial program encompassing two Phase 3 pivotal clinical trials and an open-label Phase 3 clinical trial. Further, we are exploring the initiation of one or more additional clinical studies of our infusion formulation that would, if successful, potentially enable us to broaden the initial label beyond that contemplated by our completed pivotal trials.

We initiated our pivotal trial program for eptinezumab in October 2015 with PROMISE 1, a pivotal clinical trial evaluating the safety and efficacy of eptinezumab administered via infusion once every 12 weeks for one year in approximately 888 patients with frequent episodic migraine.  PROMISE 1 was a double-blind, placebo-controlled Phase 3 clinical trial in which patients were randomized equally to either one of three doses of eptinezumab or placebo administered via infusion once every 12 weeks across sites in the United States and Europe.  Patient recruitment for PROMISE 1 was completed in October 2016, and top-line data from PROMISE 1 was reported in June 2017.

In November 2016, Alder initiated a second pivotal clinical trial, PROMISE 2, evaluating the safety and efficacy of eptinezumab in patients with chronic migraine. This study was a double-blind, placebo-controlled Phase 3 clinical trial that enrolled 1,072 patients randomized to either one of two dose levels of eptinezumab or placebo administered via infusion once every 12 weeks for six months across sites in the United States and Europe. We reported top-line data from PROMISE 2 in January 2018.

In December 2016, we initiated an open-label Phase 3 clinical trial of eptinezumab to further evaluate the long-term safety and tolerability of eptinezumab, as required by the FDA. This study enrolled 118 patients to receive eptinezumab administered by infusion once every 12 weeks for one year.  We completed one year of dosing in the open-label trial in April 2018, generating the required one-year data for our BLA submission. The safety profile in this trial to date is consistent with previous eptinezumab trials, and we elected to extend the trial for another year of dosing.

In October 2018, we announced positive results from a comparative pharmacokinetic (PK) study that supported the comparability evaluation of the clinical supply for eptinezumab and its planned commercial supply. The PK study was designed to confirm that the planned commercial supply of eptinezumab had a comparable pharmacokinetic profile to the eptinezumab that was utilized in our clinical trials. Comparative PK profiles were demonstrated between the test and reference products; both the primary and key secondary PK results met the standard pre-specified acceptance criteria for drug product comparability. Further, the test and reference products were well-tolerated with a similar adverse event profile, and this safety profile was consistent with what has previously been reported for eptinezumab.

PROMISE 2 (Chronic Migraine): This Phase 3 trial was a double-blind, placebo-controlled, randomized global trial evaluating the safety and efficacy of eptinezumab for chronic migraine prevention. In the study, 1,072 patients were randomized to receive eptinezumab (300mg or 100mg) or placebo administered via infusion once every 3 months for 6 months. To be eligible for the trial, patients must have experienced at least 15 headache days per month, of which at least eight met criteria for migraine. Patients that participated in the trial had an average of 16.1 migraine days per month at baseline. The primary endpoint was the mean change from baseline in monthly migraine days over the 12-week, double-blind treatment period. Secondary study endpoints assessed through 12 weeks included reduction from baseline (the daily mean migraine prevalence over the 28-day screening period) in daily migraine prevalence on Day 1 and Days 1-28 post-infusion, reductions of > 50%, >75%, and 100% from baseline in mean monthly migraine days, change from baseline in mean monthly acute migraine-specific (triptan or ergotamine) medication days, and reductions from baseline in patient-reported impact scores on the Headache Impact Test (HIT-6).

In January 2018, we announced that eptinezumab met primary and all key secondary endpoints with very high statistical significance vs. placebo.  The primary endpoint, demonstrating statistically significant reductions in mean monthly migraine days from baseline (average of approximately 16.1 days) over weeks 1 through 12 was met with a reduction of 8.2 monthly migraine days

for 300mg (p<0.0001) and 7.7 days for 100mg (p<0.0001) compared to a reduction of 5.6 days for placebo.   The key secondary endpoints and other endpoints met include:

•

Migraine prevalence on Day 1 post-infusion: 52 percent reduction (300mg, p<0.0001) and 50 percent reduction (100mg, p=0.0001) from baseline in migraine risk on Day 1 post-infusion compared to 27 percent for placebo (p-values reflect Day 1 prevalence rate comparison between eptinezumab vs. placebo).

•

50% responder rates for weeks 1 through 12: 61.4 percent (300mg, p<0.0001) and 57.6 percent (100mg, p<0.0001) of patients achieved 50 percent or greater reduction in mean monthly migraine days from baseline compared to 39.3 percent for placebo.

•

75% responder rates for weeks 1 through 4: 36.9 percent (300mg, p<0.0001) and 30.9 percent (100mg, p<0.0001) of patients achieved a 75 percent or greater reduction in mean monthly migraine days from baseline, compared to 15.6 percent for placebo.

•

75% responder rates for weeks 1 through 12: 33.1 percent (300mg, p<0.0001) and 26.7 percent (100mg, p=0.0001) of patients achieved a 75 percent or greater reduction in mean monthly migraine days from baseline, compared to 15.0 percent for placebo.

•

100% responder rates for weeks 1 through 12 (post hoc analysis): A 100% reduction in mean monthly migraine days (reducing the number of migraine days per month to 0) was achieved by 15.1 percent (300mg, p<0.0001, unadjusted) and 10.8 percent (100mg, p<0.0001, unadjusted) of patients treated on average, for months 1, 2 and 3, compared to 5.1 percent for placebo.

All other pre-specified key secondary endpoints were met with very high statistical significance.

In June 2018, we presented updated data from PROMISE 2 at the American Headache Society 60th Annual Scientific Meeting, including six-month efficacy data.   Reductions in mean monthly migraine days were either sustained or further reduced after a second quarterly infusion, with 8.8 and 8.2 fewer mean monthly migraine days for patients treated with 300mg and 100mg of eptinezumab, respectively, compared to 6.2 fewer mean monthly migraine days for placebo-treated patients.

After the second quarterly infusion, a 100% reduction in mean monthly migraine days was achieved by 21 percent (300mg) and 18 percent (100mg) of patients treated on average, for months 4, 5 and 6, compared to 9 percent for placebo.

After the second quarterly infusion, 64 percent and 61 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved a 50 percent or greater reduction of mean monthly migraine days from baseline, compared to 44 percent for placebo; and 43 percent and 39 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved a 75 percent or greater reduction of mean monthly migraine days from baseline, compared to 24 percent for placebo-treated patients.

The observed safety profile in PROMISE 2 was consistent with previously reported eptinezumab studies. Adverse event rates among eptinezumab-treated subjects were similar to placebo-treated subjects. The most commonly reported adverse events for eptinezumab, occurring at an incidence of 2.0% or greater, were nasopharyngitis (6.3 percent), upper respiratory infection (4.0 percent), nausea (3.4 percent) and urinary tract infection (3.1 percent), arthralgia (2.3 percent), dizziness (2.6 percent), anxiety (2.0 percent) and fatigue (2.0 percent).

PROMISE 1 (Frequent Episodic Migraine): This Phase 3 double-blind, placebo-controlled, randomized global trial evaluated the safety and efficacy of eptinezumab for episodic migraine prevention. In the study, 888 patients were randomized to receive eptinezumab (300mg, 100mg or 30mg), or placebo administered by infusion once every 12 weeks for a full year. To be eligible for the trial, patients must have experienced at ≤14 headache days per month, of which at least four met the criteria for migraine. The primary endpoint was the mean change from baseline in monthly migraine days over the 12-week, double-blind treatment period. Key secondary study endpoints assessed through 12 weeks included reduction from baseline (the daily mean migraine prevalence over the 28-day screening period) in migraine prevalence on Day 1 and reduction of at least 50% and 75% from baseline in mean monthly migraine days.

In June 2017, we announced that eptinezumab met primary and key secondary endpoints with very high statistical significance vs. placebo. The primary endpoint, demonstrating statistically significant reductions in monthly migraine days from baseline (average of 8.6 days) over weeks 1 through 12 was met with a reduction of 4.3 monthly migraine days for 300mg (p=0.0001) and 3.9 days for 100mg (p=0.0179) compared to an average 3.2 days for placebo. The key secondary endpoints and other endpoints met included:

•	Secondary endpoints evaluated over the first 12 weeks following the first quarterly dose include:

•

Migraine prevalence Day 1 post-infusion: 54.9 percent reduction (300mg, p=0.0087, unadjusted), and 52.3 percent (100mg, p=0.0167, unadjusted) in migraine risk from baseline on Day 1 post-infusion compared to 24.5 percent for placebo.

•

50% responder rates for weeks 1 through 12: 56.3 percent (300mg, p=0.0001) and 49.8 percent (100mg, p=0.0085, unadjusted) of patients achieved 50 percent or greater reduction in monthly migraine days from baseline compared to 37.4 percent for placebo.

•

75% responder rates for weeks 1 through 4:  31.5 percent (300mg, p=0.0066) and 30.8 percent (100mg, p=0.0112) of patients achieved 75 percent or greater reduction in monthly migraine days from baseline compared to 20.3 percent for placebo.

•

75% responder rates for weeks 1 through 12: 29.7 percent (300mg, p=0.0007) and 22.2 percent (100mg, not statistically significant) of patients achieved 75 percent or greater reduction in monthly migraine days from baseline compared to 26.2 percent for placebo.

•	Secondary endpoints demonstrated an increase in efficacy following a second quarterly dose of eptinezumab:
•

75% responder rates for weeks 13 through 24: 40.1 percent (300mg, p=0.0006) and 33.5 percent (100mg, p=0.0434, unadjusted) of patients achieved 75 percent or greater reduction in monthly migraine days from baseline compared to 24.8 percent for placebo.

•

100% responder rates for weeks 1 through 24 (post hoc analysis): A 100% reduction in monthly migraine days (reducing the number of migraine days per month to 0) was achieved by 24.5 percent (300mg) and 19.7 percent (100mg) of patients treated on average, for months 1, 2, 3, 4, 5 and 6, compared to 14.3 percent for placebo.

In June 2018, we presented updated data from PROMISE 1 at the American Headache Society 60th Annual Scientific Meeting, including year-long efficacy data.  After the first quarterly infusion, patients with episodic migraine treated with 300mg or 100mg of eptinezumab experienced 4.3 and 3.9 fewer monthly migraine days, from a baseline of 8.5 monthly migraine days, compared to 3.2 fewer monthly migraine days for placebo-treated patients (p value = 0.0001 for 300mg and 0.0182 for 100mg). At one year after the third and fourth quarterly infusions, patients treated with 300mg or 100mg of eptinezumab experienced further gains in efficacy with 5.3 and 4.5 fewer monthly migraine days, respectively, from baseline compared to 4.1 fewer monthly migraine days for placebo-treated patients.

After the third and fourth quarterly infusions, a 100% reduction in monthly migraine days was achieved by 31 percent (300mg) and 27 percent (100mg) of patients treated on average, for months 7, 8, 9, 10, 11 and 12, compared to 21 percent for placebo.

At one year after the third and fourth infusions, 70 percent and 65 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved 50 percent or greater reduction of monthly migraine days from baseline over a full 3 months, compared to 55 percent for placebo; and 54 percent and 39 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved 75 percent or greater reduction of monthly migraine days from baseline over a full 3 months, compared to 23 percent for placebo.

The observed safety profile in PROMISE 1 was consistent with previously reported eptinezumab studies. Adverse event rates among eptinezumab-treated subjects were similar to placebo-treated subjects. The most commonly reported adverse events for eptinezumab, occurring at an incidence of 2.0% or greater, were upper respiratory tract infection (10.5 percent), nasopharyngitis (6.8 percent), sinusitis (3.6 percent), dizziness (3.3 percent), fatigue (3.2 percent), nausea (2.9 percent), bronchitis (2.7 percent), cough (2.3 percent), diarrhea (2.3 percent), influenza (2.3 percent) and back pain (2.1 percent).

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

A post-hoc analysis of the data demonstrated that within 24 hours after eptinezumab administration there was more than a 50% reduction in the percentage of patients experiencing a migraine after receiving eptinezumab versus baseline, compared to a 17% reduction in patients administered placebo. An analysis of the data also demonstrated that this rapid reduction in migraine days and significant separation between those patients receiving eptinezumab versus placebo was maintained at four weeks after administration.

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

The primary endpoint for our proof-of-concept trial was the difference between eptinezumab and placebo in the change of mean migraine days per month from baseline to weeks five through eight following one dose of eptinezumab. In this trial, one dose of eptinezumab produced a rapid and persistent reduction in migraine days that was statistically significant when compared to placebo, in terms of both change in migraine days per month (p=0.03) and the magnitude of the change in migraine days prevented across all patients (p<0.001) at the primary endpoint of eight weeks. The reduction in migraine days per month was also statistically significant across the entire combined three-month trial period (p=0.0078).

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

ALD1910

ALD1910 is a high specificity, high affinity neutralizing monoclonal antibody discovered and designed by Alder with reactivity to pituitary adenylate cyclase-activating polypeptide-38, or PACAP-38.  PACAP has emerged as an important signaling molecule in the pathophysiology of migraine and represents an attractive novel target for treating migraine. New evidence indicates that PACAP may represent a unique and distinct pathway associated with migraine. Preclinical data indicate that PACAP and CGRP may have non-overlapping pharmacology with respect to migraine-associated symptoms.  PACAP and its three known receptors (PAC1, VPAC1 and VPAC2) are expressed in the regions of the brain known to be associated with migraine symptomatology. By blocking the ligand, ALD1910 prevents the signaling of PACAP by all three receptors, since they are all associated with migraine symptoms.

We recently completed preclinical studies showing ALD1910 was effective in blocking the effects of endogenous PACAP, in a dose-dependent manner, in an animal model of neurogenic vasodilation. We believe this further validates our view in developing new therapies that blocking the ligand versus blocking only one involved receptor is likely to be a more effective approach to treating migraine disease.

We believe ALD1910 holds potential as a migraine treatment and could provide an important new therapeutic option to migraine patients and their physicians. We are advancing ALD1910 through toxicology studies to enable Phase 1 studies, which we expect to initiate by the end of 2019 and subsequently support an IND with the FDA.

Preclinical Pipeline

We are working to expand our antibody therapeutic pipeline in opportunities where our technology provides favorable development advantage in areas of unmet medical need, seeking both first-in-class and best-in-class therapeutics. We prioritize targets that meet the criteria of either genetic validation or clinical demonstration that they play a central role in the disease state. We are continuing to evaluate additional potential candidates that represent diverse opportunities in indications that may be eligible for orphan designations and/or indications where monoclonal antibodies have not previously played a role in the treatment paradigm, such as was the case with our eptinezumab program for migraine prevention.

Out-Licensed Product Candidate

In May 2016, we licensed the exclusive worldwide rights for clazakizumab, another product candidate internally developed by Alder, to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia. Clazakizumab is a novel monoclonal antibody that inhibits the pro-inflammatory cytokine interleukin-6 (IL-6), an important driver of the inflammatory response. IL-6 is also implicated in the transition from acute to chronic inflammation. Chronic inflammation is a notable feature of several diseases, including rheumatoid arthritis (RA) and psoriatic arthritis. Clazakizumab completed two positive Phase 2b clinical studies establishing proof-of-concept for RA.

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

Our ABS technology has been applied in all our preclinical and clinical programs and led to the selection of eptinezumab, ALD1910 and clazakizumab. We also use our ABS technology to provide bio-analytical support for all our product candidates in the clinic.

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

We have full ownership of the first eptinezumab patent family, which relates to eptinezumab compositions and methods for treating or preventing various human disease conditions associated with elevated CGRP, such as migraine. We hold five U.S. patents with granted claims directed to eptinezumab, compositions containing eptinezumab, methods for treating or preventing various human diseases and conditions associated with elevated CGRP, such as migraine, and polynucleotides and expression vectors encoding eptinezumab.

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

We hold 31 U.S. patents with granted claims broadly or specifically directed to the use of clazakizumab and variants thereof, alone or in combination, to treat or prevent human disease conditions associated with elevated IL-6. These patents will expire between 2028 and 2031.

Technologies

We hold five U.S. patents and numerous foreign patents related to MabXpress, our yeast-based proprietary manufacturing technology.  Our MabXpress patents and patent applications relate to the expression of heteropolymeric polypeptides, such as antibodies, in Pichia. These patents will expire between 2024 and 2026.

We have sought patent protection for our antibody discovery method, of which eight foreign patents have been granted, and will expire in 2027.

We also have sought patent protection for our proprietary method of humanizing rabbit antibodies. Eight of these patents have been granted in foreign territories, and will expire in 2028.

We also hold three granted U.S. patents claiming a yeast promoter sequence and its use in the MabXpress technology. These patents will expire in 2027.

Early Stage Programs

All programs where there is a potential at a later stage to transition into clinical candidate nomination are covered by pending U.S. (non-provisional or provisional), international (PCT) or directly filed foreign patent applications. There are currently eight U.S. patent applications and 21 granted U.S. patent that support these programs, and in some instances corresponding PCT and/or foreign counterpart applications have been filed.

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

Manufacturing

We have adopted a manufacturing strategy of contracting with a variety of contract manufacturing organizations, or CMOs, within North America and Europe for the manufacture of eptinezumab, ALD1910, and future product candidates. This has enabled us to produce products under current Good Manufacturing Practices, or cGMP, controls for our completed and planned clinical trials. A protocol of methods has been established at these manufacturers along with specific testing facilities to generate sufficient information to inform the appropriate regulatory authorities. We historically relied on a single smaller scale CMO to manufacture and provide us with clinical supplies of eptinezumab.  We have entered into agreements with other CMOs to manufacture eptinezumab drug substance or drug product at larger scale to execute our clinical trials as well as meet our forecasted demand as we prepare for commercialization.

Sandoz GmbH. We entered into an agreement with Sandoz GmbH, or Sandoz, effective May 2015, pursuant to which Sandoz will manufacture and supply certain guaranteed quantities of eptinezumab drug substance.  We anticipate that such guaranteed capacities will be sufficient to support the commercial launch of eptinezumab and beyond, if approved.  Pursuant to an amendment to this agreement that became effective January 1, 2019, Sandoz’s obligation to provide such guaranteed capacity extends through termination of the agreement on the earlier of (i) December 31, 2023 (but only if Sandoz has manufactured and delivered the guaranteed capacity) or (ii) the date that Sandoz has manufactured and delivered such guaranteed capacity.  We are obligated to make reservation payments in exchange for such guaranteed capacity.  The agreement, as amended, is subject to certain rights of the parties to terminate earlier, including in the event of uncured material breach, lack of regulatory approval or the discontinuation of the development and/or commercialization of eptinezumab.  We expect to enter into additional CMO relationships for our eptinezumab commercial supply needs as well as for our other product candidates.

Competition

The development and commercialization of new therapeutic products is highly competitive. Our success will be based in part on our ability to identify, develop and manage products that are safer, more efficacious and/or more cost-effective than alternative therapies. We face competition with respect to our current product candidates, and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products, which are expected to become available over the coming years. Many of our competitors are large pharmaceutical companies that will have a greater ability to reduce prices for their competing drugs in an effort to gain market share and undermine the value proposition that we might otherwise be able to offer to payors, which could result in our product candidates being excluded from payor formularies. In addition, payors could require patients to have tried and failed our competitors’ products before they provide reimbursement for our product candidates, which could shrink the market size for our product candidates.

Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

Eptinezumab, if approved, will compete with three CGRP inhibiting therapies that received FDA approval in 2018 for the preventive treatment of migraine in adults, with data spanning both episodic and chronic migraine:  Amgen’s Aimovig (erenumab), Lilly’s Emgality (galcanezumab) and Teva’s Ajovy (fremanezumab). Each of these agents disrupts CGRP signaling either by binding to the CGRP receptor (Aimovig) or to the CGRP ligand (Ajovy and Emgality), and all are self-administered via subcutaneous injection either monthly (Aimovig, Emgality and Ajovy) or quarterly (Ajovy). While we believe that there is a significant opportunity for eptinezumab, our penetration could be limited by the availability of these therapies, which will have been on the market well in advance of eptinezumab if approved.  Eptinezumab will also compete with beta blockers that are approved for prevention of episodic and chronic migraine such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine. We are also aware of several oral small-molecule CGRP inhibiting therapies currently in development that if approved could compete with eptinezumab, including Allergan’s atogepant and Biohaven’s rimegepant and BHV‑3500.  Patients also may be elect to use cheaper generic abortive medications such as triptans, which could limit eptinezumab market penetration in the migraine prevention marketplace.

The commercial opportunity for eptinezumab or our other product candidates could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than our product candidates or any other product candidate that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours. In addition, our ability to compete may be affected because in many cases insurers or other third-party payors seek to encourage the use of generic products.

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

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the biological characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review by the FDA

The results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA. The submission of a BLA requires payment of a substantial User Fee to the FDA. Within sixty days of a BLA’s submission, the FDA makes a determination whether to accept the BLA for filing, if it finds that the application is sufficiently complete to permit substantive review.  If not accepted for filing, a refusal-to-file letter is issued and the BLA submission process must be restarted by the applicant. The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving a BLA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Once the BLA submission has been accepted for filing, the FDA typically takes one year from submission to review the application and respond to the applicant, which can take the form of either a Complete Response Letter or Approval. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product. FDA approval of any BLA submitted by us will be at a time the FDA chooses. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-marketing studies.

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

Healthcare Regulation

Our sales, promotion, medical education and other activities following product approval, and certain activities prior to approval, are and will be subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to FDA, including potentially the Federal Trade Commission, the U.S. Department of Justice, the Centers for Medicare & Medicaid Services (CMS), other divisions of the U.S. Department of Health and Human Services (HHS) and state and local governments. Our current and future business activities, including our future promotional and scientific/educational programs, may be subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, false claims, patient data privacy and security, and physician sunshine laws and regulations, many of which may become more applicable if our product candidates are approved and we begin commercialization.

Depending on the circumstances, failure to meet these applicable regulatory requirements can result in criminal prosecution, fines or other penalties, contractual damages, reputational harm, disgorgement, exclusion from participation in government healthcare programs, imprisonment, integrity obligations, the curtailment of our operations, diminished profits or future earnings, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts.

Coverage and Reimbursement

Sales of pharmaceutical products, when and if approved for marketing, depend significantly on the availability of third-party coverage and adequate reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services, and significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.  In addition, payors may only elect to coverage to a subset of competing drug products in a class.  This has been observed with the three anti-CGRP therapies that received FDA approval in 2018 for the preventive treatment of migraine in adults, with certain payors only providing coverage for two of the three therapies.

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

Health Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, such as the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA.  Among the provisions of the ACA of importance to our business are that it: created an annual fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; increased the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program; extended a manufacturer’s Medicaid rebate liability; expanded eligibility criteria for Medicaid programs; and created a new Medicare Part D coverage gap discount program.  Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed two Executive Orders and other directives to delay the implementation of certain provisions of the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. The Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes included the Budget Control Act of 2011, which caused aggregate reductions to Medicare payments to providers of up to 2% per fiscal year effective April 1, 2013 which, following passage of the Bipartisan Budget Act of 2015, as well as other legislative amendments to the statute, will stay in effect through 2027 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several types of providers.

There has also been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.  For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Employees

As of December 31, 2018, we had 202 employees. Substantially all of our employees are in Bothell, Washington. None of our employees are represented by a labor union or covered under a collective bargaining agreement. We consider our employee relations to be good.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the year ended December 31, 2018, our net loss applicable to common stockholders was $331.9 million, and as of December 31, 2018, we had an accumulated deficit of $963.9 million.

To date, we have devoted substantially all of our efforts to research and development, including clinical trials, and we have not commercialized any product candidates. We anticipate that our expenses will increase as we:

•	seek regulatory approval for eptinezumab;

•	manufacture eptinezumab at commercial scale;

•	establish a sales, marketing, medical affairs and distribution infrastructure for eptinezumab;

•	enhance operational, financial and information management systems and hire additional personnel, including personnel to support our commercialization efforts for eptinezumab;

•	undertake additional clinical trials for eptinezumab; and

•	continue the research and development of, and undertake any of the foregoing activities for, ALD1910 and our other product candidates.

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

We have devoted substantially all of our financial resources and efforts to developing our technology platform, identifying product candidates and conducting preclinical studies and clinical trials for our product candidates. We have not completed the development of any products and have never generated revenues from the sale of any products.

Our ability to generate revenues and achieve profitability depends in large part on our ability, on our own or with any of our future collaborators, to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize our product candidates. We do not anticipate generating revenues from sales of products until 2020 at the earliest, if at all. Our ability to generate future revenues from product sales depends on our and any of our future collaborators’ success in:

•	obtaining regulatory approval for eptinezumab;

•	successfully establishing sales, marketing and distribution infrastructure for eptinezumab;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•	launching and commercializing eptinezumab, if approved;

•	achieving and maintaining an acceptable safety profile for eptinezumab following approval;

•	achieving a favorable cost of goods sold;

•	obtaining coverage and adequate reimbursement for eptinezumab from third-party payors;

•	effectively competing with other therapies, including capturing market share;

•	obtaining regulatory approvals for ALD1910 or any future product candidates that we discover and successfully develop;

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

As of December 31, 2018, we had $407.4 million in cash, cash equivalents and investments, and $5.0 million in restricted cash. We believe that our available cash, cash equivalents, investments and restricted cash as of December 31, 2018 will be sufficient to meet our projected operating requirements into 2020 and the anticipated commercial launch of eptinezumab. These operating requirements consist principally of expenditures related to the establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute or sustain the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates.

Our future financing requirements will depend on many factors, some of which are beyond our control, including the following:

•	the timing of, and costs involved in, seeking and obtaining approvals from the FDA and other regulatory authorities;

•	the costs of commercialization activities for eptinezumab if it receives regulatory approval, including sales, marketing and distribution infrastructure;

•	the degree and rate of market acceptance of eptinezumab;

•	repayment of the 2.5% Convertible Senior Notes due 2025, or the Convertible Notes, which mature on February 1, 2025, unless earlier repurchased, redeemed or converted;

•	the rate of progress, recruitment and cost of future clinical trials for eptinezumab, ALD1910 and any future product candidates;

•	our ability to enter into additional collaboration, licensing, commercialization or other arrangements and the terms and timing of such arrangements; and

•	the emergence of competing technologies or other adverse market developments.

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

Furthermore, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. In January 2019, we entered into an equity distribution agreement to commence an “at-the-market” offering program, or the ATM program, under which we are permitted to offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $100 million.

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

Our ability to make scheduled payments on or to refinance our debt obligations, including the Convertible Notes, and to fund future capital expenditures depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will achieve or maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on (as well as any cash due upon conversion of) our debt, including the Convertible Notes.

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

Pursuant to Accounting Standards Codification Subtopic 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Convertible Notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Convertible Notes to their face amount over the term of the Convertible Notes. We will report greater losses in our financial statements because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the Convertible Notes. In addition, there are features within the terms that are considered to be embedded derivatives and could be recorded on the balance sheet at fair value as a liability should the value of the derivative increase to be more than inconsequential. We will be required to recognize changes in the derivative’s fair value from period to period in other income (expense) in our statements of operations.

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

As of December 31, 2018, we had U.S. net operating loss carryforwards, or NOLs, of $914.7 million, for which we have recorded a full valuation allowance, which may be used to offset future taxable income. In addition, we have U.S. research and development tax credit carryforwards of $18.3 million. The pre-2017 NOLs and tax credit carryforwards expire in various years beginning in 2024, if not utilized, while 2018 NOLs can be carried forward indefinitely. Utilization of the NOLs and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership change rules pursuant to Sections 382 and 383 of the Internal Revenue Code, or the Code. We performed a section 382 ownership analysis through 2018 and determined that an ownership change occurred in 2015. Based on the analysis performed, however, we do not believe that the Section 382 annual limitation will impact our ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. If we have experienced an ownership change in the past or will experience an ownership change as a result of future changes in our stock ownership, some of which changes are outside our control, the tax benefits related to the NOLs and tax credit carryforwards may be further limited or lost.

A key provision of the Tax Cuts and Jobs Act of 2017 (“TCJA”) made changes to the existing NOL deduction and carryforward credit for companies with these deferred tax assets. Any NOL generated in years after December 31, 2017 will now be allowed to be carried forward indefinitely, but will be limited to 80% of taxable income. Carryback of post-2017 NOLs will not be allowed, however NOLs generated prior to the TCJA are still subject to their existing expiration periods and permitted to be carried back for two years.

The recently passed comprehensive tax reform legislation could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new tax legislation, the Tax Cuts and Jobs Act of 2017, or the TCJA, that significantly changes the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the TCJA. We continue to examine the impact this tax legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of the TCJA on holders of our securities is also uncertain and could be adverse.

Risks Related to Eptinezumab and Our Other Product Candidates

If eptinezumab is not successfully commercialized, our business will be harmed.

We have invested a significant portion of our efforts and financial resources into the development of eptinezumab to prevent migraines. Our ability to generate revenues from products, which we do not expect to occur until 2020 at the earliest, if at all, will depend heavily on the successful development, regulatory approval and commercialization of eptinezumab. The success of eptinezumab and our other product candidates will depend on several factors, including the following:

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

•

acceptance of any approved product by the medical community, third-party payors and patients and others involved in the coverage and reimbursement process, such as the Centers for Medicare & Medicaid Services, or CMS, in the United States and the National Institute of Clinical Excellence in the United Kingdom;

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

•

if serious adverse events are identified during clinical trials of any of our product candidates that are attributable to such product candidate, we or any of our future collaborators may need to abandon development of that product candidate;

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to eptinezumab, ALD1910 and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Biologics, like eptinezumab, require the submission of a Biologics License Application, or BLA, to the FDA and such product candidates are not permitted to be marketed in the United States until approval from the FDA of a BLA for that product has been obtained. A BLA must be supported by extensive preclinical and clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA. On February 21, 2019, we submitted a BLA to the FDA for eptinezumab for the prevention of migraine. Prior to the submission of this BLA, we had never submitted an application for approval for any product. We have never obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for eptinezumab, ALD1910 and our future product candidates. The FDA may not accept our BLA for filing and instead issue a refusal-to-file letter or we could decide to withdraw our BLA if we determine that it will not be accepted for filing, which indicates that the BLA is not sufficiently complete so as to permit substantive review by the agency.  Even if accepted for filing, the BLA may be subject to advisory committee input, which may be unfavorable to approval and may adversely impact our stock price.  FDA may extend or be unable to meet its PDUFA goal date for the BLA, and may issue a complete response letter, rather than an approval.

Regulatory approval of a BLA is not guaranteed, and the approval process is an expensive and uncertain process that may take several years. The FDA and foreign regulatory entities also have substantial discretion in the approval process. The number and types of preclinical studies and clinical trials that will be required for BLA approval varies depending on the product candidate, the disease or the condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. Data are subject to varying interpretation and the FDA may not agree that our clinical data support that eptinezumab is safe, pure and potent of the prevention of migraine.  Despite the time and expense associated with preclinical studies and clinical trials, failure can occur at any stage, and we could encounter problems that require us to repeat or perform additional preclinical studies or clinical trials or generate additional CMC data. The FDA and similar foreign authorities could delay, limit or deny approval of a product candidate for many reasons, including because they:

•	may not deem the product candidate to be adequately safe or effective;

•	may not find the data from preclinical studies, clinical trials or CMC data to be sufficient to support a claim of safety and efficacy;

•	may not approve the manufacturing processes or facilities associated with the product candidate;

•	may conclude that the long-term stability of the formulation of the drug product for which approval is being sought has not been sufficiently demonstrated;

•	may change approval policies or adopt new regulations; or

•	may not accept a submission due to, among other reasons, the content or formatting of the submission.

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

The development and commercialization of new therapeutic products is highly competitive. We face competition with respect to eptinezumab and our other current product candidates, and will face competition with respect to product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of biosimilar products, which are expected to become available over the coming years. Many of our competitors are large pharmaceutical companies that have a greater ability to reduce prices for their competing drugs in an effort to maintain or gain market share and undermine the value proposition that drugs commercialized by us might otherwise be able to offer to payors, which could result in our product candidates being excluded from payor formularies. In addition, payors could require patients to have tried and failed our competitors’ products before they provide reimbursement for our product candidates, which could shrink the market size for our product candidates.

Potential competitors also include academic institutions, government agencies and other public and private organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Many of these competitors are attempting to develop therapeutics for our target indications.

Eptinezumab, if approved, will compete with three CGRP inhibiting therapies that received FDA approval in 2018 for the preventive treatment of migraine in adults, with data spanning both episodic and chronic migraine:  Amgen’s Aimovig (erenumab), Lilly’s Emgality (galcanezumab) and Teva’s Ajovy (fremanezumab). Each of these agents disrupts CGRP signaling either by binding to the CGRP receptor (Aimovig) or to the CGRP ligand (Ajovy and Emgality), and all are self-administered via subcutaneous injection either monthly (Aimovig, Emgality and Ajovy) or quarterly (Ajovy). While we believe that there is a significant opportunity for eptinezumab, our penetration could be limited by the availability of these therapies, which will have been on the market well in advance of eptinezumab if approved.  Eptinezumab will also compete with beta blockers that are approved for prevention of episodic and chronic migraine such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine. We are also aware of several oral small-molecule CGRP inhibiting therapies currently in development that if approved could compete with eptinezumab, including Allergan’s atogepant and Biohaven’s rimegepant and BHV‑3500.  Patients also may be elect to use cheaper generic abortive medications such as triptans, which could limit eptinezumab market penetration in the migraine prevention marketplace.

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

We may not be able to initiate or continue clinical trials for any of our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or other regulatory authorities. Even if we are able to enroll a sufficient number of patients in our clinical trials, if the pace of enrollment is slower than we expect, the development costs for our product candidates may increase and the completion of our trials may be delayed or our trials could become too expensive to complete.

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

We rely on third-party CMOs to manufacture and supply eptinezumab, including a single supplier of eptinezumab drug substance for the commercial launch of eptinezumab, if approved. If one of our suppliers or manufacturers fails to perform adequately or fulfill our needs, we may be required to incur significant costs and devote significant efforts to find new suppliers or manufacturers and may also face delays in the development and commercialization of eptinezumab or other product candidates.

We currently do not own facilities for manufacturing our product candidates and we rely upon third-party CMOs to manufacture and supply drug product for clinical and commercial uses, including a single supplier of eptinezumab drug substance for the commercial launch of eptinezumab, if approved. The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMP, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide study drugs in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

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

We historically relied on a single smaller scale CMO to manufacture and provide us with clinical supplies of eptinezumab. We entered into an agreement with Sandoz GmbH, or Sandoz, effective May 2015, pursuant to which Sandoz will supply a certain guaranteed quantity of eptinezumab drug substance which we anticipate will be sufficient to support the commercial launch of eptinezumab and beyond, if approved.  Our current and future agreements may not provide for an entire supply of product necessary for all anticipated clinical trials or for all potential commercial sales. If Sandoz or another of our CMOs terminates its agreement with us or otherwise becomes unable to fulfill its supply obligations, or if we and any future CMO cannot agree to the terms and conditions for provision of product necessary for our clinical and commercial supply needs, our clinical trials and commercialization efforts could be impaired until a qualified alternative supplier is identified, the manufacturing process is qualified and validated and we have agreed on the terms and conditions for such alternative supplier to supply product for us, which would have an adverse impact on our business and prospects.

Eptinezumab is a biologic and therefore requires complex production processes. Transferring the production process to a new manufacturer and scaling up the production process could be particularly difficult, time-consuming and expensive and may not yield comparable product. Although alternative sources of supply exist, the number of third-party suppliers with the necessary manufacturing and regulatory expertise and facilities necessary to manufacture eptinezumab and any other product candidates we may develop is limited, and may be expensive and take a significant amount of time to arrange for alternative suppliers. New suppliers of any product candidate would be required to qualify under applicable regulatory requirements. Obtaining the necessary FDA approvals or other qualifications under applicable regulatory requirements could result in a significant interruption of supply and could require the new manufacturer to bear significant additional costs which may be passed on to us.

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

We do not currently have sales or distribution capabilities and have no experience as an organization in the sale, marketing and distribution of therapeutic products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization, as well the corporate infrastructure to support such an organization, or outsource these functions to third parties. Assuming regulatory approval, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force that we plan to establish. To maximize the potential commercial opportunity of eptinezumab while we focus on the U.S. specialty market, we may explore strategic arrangements that provide additional capabilities and infrastructure while improving access for physicians and patients.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we do not have another product to sell in the same specialty market. We also may not be successful entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively and could damage our reputation. If we do not establish sales and marketing capabilities or the supporting corporate infrastructure successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing eptinezumab or any other product candidates.

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

Our and any of our future collaborators’ ability to commercialize any product candidates successfully also will depend in significant part on the extent to which coverage and adequate reimbursement for these products and related treatments becomes available from government health administration authorities, private health insurers and other third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. A primary focus in the U.S. healthcare industry and elsewhere is cost containment. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that coverage will be available for any product that we or any of our future collaborators commercialize and, if coverage is available, what the level of reimbursement will be. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. In addition, payors may only elect to coverage to a subset of competing drug products in a class.  This has been observed with the three anti-CGRP therapies that received FDA approval in 2018 for the preventive treatment of migraine in adults, with certain payors only providing coverage for two of the three therapies.  This practice could result in eptinezumab being denied coverage from one or more payors, if approved by the FDA.

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

We intend to pursue marketing approvals for our product candidates in international markets directly or with partners and will be subject to additional costs and additional risks related to international operations, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad;

•	the planned exit of the United Kingdom from the European Union (commonly referred to as “Brexit”); and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

We may expend our limited resources to pursue a particular product candidate or disease and fail to capitalize on product candidates or diseases that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus our research programs and product candidates for a specific disease. As a result, we may forgo or delay pursuit of opportunities with other product candidates or other diseases that may later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific diseases may not yield any commercially viable products.

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

We have used our proprietary antibody platform for the selection of monoclonal antibodies to create eptinezumab, ALD1910 and other future product candidates that we are currently evaluating. Our platform has not yet, and may never, lead to approved or commercially successful products. Even if we are successful in continuing to build our pipeline, the future product candidates that we evaluate may not be suitable for clinical development, including as a result of any harmful side-effects that may emerge, limited efficacy or other characteristics that make it unlikely such product candidates will receive regulatory approval or achieve commercial success. If we do not successfully develop and commercialize product candidates using our proprietary antibody platform, we may not be able to obtain product or collaboration revenues in future periods, which would harm our business and prospects.

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

Among other things, the research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. Neither we nor any future collaboration partner is permitted to market our product candidates in the United States until we receive approval of a BLA from the FDA. Prior to the submission of the our BLA for eptinezumab on February 21, 2019, we had never submitted an application for approval for any product. We have never obtained FDA approval for any product. Obtaining approval of BLA can be a lengthy, expensive and uncertain process. In addition, failure to comply with FDA and other applicable U.S. and foreign regulatory requirements may subject us to administrative or judicially imposed sanctions, including the following:

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

Regulatory approval of BLA is not guaranteed, and the approval process is expensive and may take several years. The FDA also has substantial discretion in the approval process. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials, or perform additional preclinical studies and clinical trials. The number of preclinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to address and the regulations applicable to any particular product candidate. In addition, the FDA typically conducts pre-approval review and inspections of manufacturing processes and facilities to ensure compliance with cGMP regulations and other requirements as well as audits select clinical trial sites to determine GCP compliance and data integrity.

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

Additionally, the FDA strictly regulates marketing, labeling, advertising and promotion of products. Drugs and biologics may be promoted only for the approved indications and in accordance with the provisions of the approved label, although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

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

In the United States, there have been and we expect there will continue to be a number of legislative and regulatory changes to the healthcare system in ways that could affect our future revenues and profitability and the future revenues and profitability of our potential customers. Federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services, improve quality of care, and expand access to coverage. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the ACA, was enacted in 2010. The ACA contained a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures. Some of the provisions of the ACA have yet to be implemented, and there have been judicial and Congressional challenges to certain aspects of the ACA, as well as recent efforts by the Trump administration to repeal or replace certain aspects of the ACA. Since January 2017, President Trump signed two Executive Orders and other directives to delay the implementation of certain provisions of the ACA.  Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and delaying the implementation of certain ACA-mandated fees. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the TCJA. While the Texas U.S. District Court Judge, as well as the Trump administration and CMS, have stated that the ruling will have no immediate effect pending appeal of the decision, it is unclear how this decision, subsequent appeals, and other efforts to repeal and replace the ACA will impact the ACA and our business. We cannot know how any future healthcare reform legislation will impact our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which triggered the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that went into effect on April 1, 2013, following passage of the Bipartisan Budget Act of 2015, as well as other legislative changes to the statute, will remain in effect through 2027 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been and likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On January 31, 2019, the U.S. Department of Health and Human Services, Office of Inspector General, proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations. While some of these and other proposed measures may require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

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

•

the federal Physician Payments Sunshine Act under the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians and teaching hospitals and physician ownership and investment interests;

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

•

state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government;

•

state laws that require drug manufacturers to report information related to payments and other transfers of value to other healthcare providers and healthcare entities, marketing expenditures, or information related to drug pricing;

•	state and local laws that require the registration of pharmaceutical sales representatives; and

•

state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

The ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to commit a violation. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in federal healthcare programs, integrity obligations, contractual damages, reputational harm, diminished profits and future earnings, and the curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

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

We may be subject to legal proceedings from time-to-time, which could result in substantial damages and may divert management’s time and attention from our business.

From time to time in the ordinary course of business we have been and in the future may become involved in various lawsuits, claims, proceedings and contractual disputes relating to the conduct of our business.  For example, as described in Note 20 to our consolidated financial statements, we recently terminated for breach a contract manufacturing agreement for the delivery of future services, and the vendor has disputed the termination.  We have estimated that termination-related costs, if any, could range from $0 to $52 million, although the vendor has asserted the remaining amount owed under the contract is significantly higher than our estimated amount. This contract dispute, and any future lawsuits, claims, proceedings or other disputes, are subject to inherent uncertainties, and the actual costs to be incurred relating to such disputes may be impacted by unknown factors. The outcome of litigation or other disputes is necessarily uncertain, and we could be forced to expend significant resources in the management or defense of, or negotiation related to, litigation or other disputes, and we may not prevail. Managing and defending against legal actions and disputes can be time-consuming for our management and detract from our ability to fully focus our internal resources on our business activities, which could result in delays of our clinical trials or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these and potential future litigations and disputes. Decisions adverse to our interests in any litigation or dispute could result in the payment of substantial amounts, which could be in excess of any amounts we have estimated or reserved in our financial statements, or could have a material adverse effect on our business.

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

•	the timing and amount of any development funding or milestone payments under any future collaboration agreements; and

•	the risk/benefit profile, cost and reimbursement policies with respect to our products candidates, if approved, and existing and potential future drugs that compete with our product candidates.

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

The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. The market price for our common stock may be influenced by many factors, including the following:

•	the success of competitive products or technologies;

•	results of clinical trials of our product candidates or those of our competitors;

•	the sales, growth and market share of competing anti-CGRP therapeutics;

•	regulatory or legal developments in the United States and other countries, especially changes in laws or regulations applicable to our product candidates;

•	introductions and announcements of future product candidates by us, any of our future collaborators, or our competitors, and the timing of these introductions or announcements;

•	actions taken by regulatory agencies with respect to our or our competitors’ product candidates, clinical trials, manufacturing process or sales and marketing terms;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	the success of our efforts to discover, acquire or in-license additional products or product candidates;

•	developments concerning our future collaborations, including but not limited to those with our sources of manufacturing supply and our future collaborators;

•	manufacturing disruptions;

•	actual or potential litigation or commercial disputes;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	developments or disputes concerning patents or other proprietary rights, including litigation matters and our ability to obtain patent protection for our product candidates;

•	our ability or inability to raise additional capital and the terms on which we raise it;

•	the recruitment or departure of key personnel;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	actual or anticipated changes in earnings estimates or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•	trading volume of our common stock;

•	sales of our common stock by us or our stockholders;

•	changes in our board of directors or key personnel;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	short sales, hedging and other derivative transactions involving our capital stock;

•	general economic, industry and market conditions in the United States and abroad, including, for example, the impact of Brexit or similar events on global financial markets;

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and

•	the other risks described in this “Risk Factors” section.

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

A substantial number of shares of our common stock is reserved for issuance upon conversion of shares of our convertible preferred stock and the Convertible Notes.  In addition, as of December 31, 2018, we had options and restricted stock awards outstanding that, if fully exercised or vested, as applicable, would result in the issuance of 11,010,336 shares of common stock. As of December 31, 2018, there were also 1,238,727 shares of common stock reserved for issuance under our 2014 Equity Incentive Plan and 1,707,656 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. As of December 31, 2018, there were 1,450,000 shares of common stock reserved for issuance under our 2018 Inducement Award Plan. All of the shares of common stock issuable pursuant to our equity compensation plans have been or will be registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

The existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Moreover, as of December 31, 2018, holders of an aggregate of up to approximately 3.7 million of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

In addition, in January 2019, we entered into an equity distribution agreement to commence an “at-the-market” offering program, or the ATM program, under which we are permitted to offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $100 million.

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

Our corporate headquarters are located in Bothell, Washington, where we lease approximately 75,000 square feet of office and laboratory space pursuant to lease agreements which expire in July 2023. These facilities house our research, clinical, regulatory, commercial and administrative personnel. We believe that our existing facilities are adequate for our near-term needs. We believe that suitable additional or alternative space would be available if required in the future on commercially reasonable terms.

Item 3.	Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Our common stock is traded on The Nasdaq Global Market under the symbol “ALDR.”

Holders

As of February 22, 2019, there were 20 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividends

We have never declared or paid, and do not anticipate declaring, or paying in the foreseeable future, any cash dividends on our common stock. Future determinations as to the declaration and payment of dividends on our common stock, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

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

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data is derived from our audited financial statements and should be read in conjunction with, and is qualified in its entirety by, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” contained elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for the years ended December 31, 2018, 2017 and 2016 and consolidated balance sheet data as of December 31, 2018 and 2017 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.  The selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 and consolidated balance sheet data as of December 31, 2016, 2015 and 2014 were derived from our audited financial statements that are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Consolidated statement of operations data: (1)	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$1,619	$113	$—	$54,705
Operating expenses
Cost of sales	—	1,619	113	—	—
Research and development	239,108	252,902	132,760	69,611	33,439
General and administrative	47,474	38,102	26,148	16,718	12,462
Total operating expenses	286,582	292,623	159,021	86,329	45,901
Gain on license of clazakizumab	—	—	1,050	—	—
Income (loss) from operations	(286,582)	(291,004)	(157,858)	(86,329)	8,804
Other income (expense)
Interest income	8,909	2,495	1,966	702	44
Interest expense	(17,185)	—	—	—	—
Foreign currency gain (loss)	309	223	(349)	73	15
Other income	—	50	172	84	45
Change in fair value of derivative liability	(1,658)	—	—	—	—
Total other income (expense), net	(9,625)	2,768	1,789	859	104
Net income (loss) before equity in net loss of unconsolidated entity	(296,207)	(288,236)	(156,069)	(85,470)	8,908
Equity in net loss of unconsolidated entity	(222)	(643)	(185)	—	—
Net income (loss)	$(296,429)	$(288,879)	$(156,254)	$(85,470)	$8,908
Deemed dividends on convertible preferred stock attributable to accretion of beneficial conversion feature	(29,460)	—	—	—	—
Dividends on convertible preferred stock	(6,045)	—	—	—	—
Net income (loss) applicable to common stockholders	$(331,934)	$(288,879)	$(156,254)	$(85,470)	$8,908
Net income (loss) per share applicable to common stockholders - basic	$(4.87)	$(4.95)	$(3.23)	$(2.11)	$0.43
Net income (loss) per share applicable to common stockholders - diluted	$(4.87)	$(4.95)	$(3.23)	$(2.11)	$0.30
Weighted average number of common shares used in net income (loss) per share - basic	68,099,105	58,347,284	48,407,565	40,586,980	20,506,565
Weighted average number of common shares used in net income (loss) per share - diluted	68,099,105	58,347,284	48,407,565	40,586,980	29,427,287

(1) In January 2018, we completed a private placement of 725,268 of convertible preferred stock. We recorded $29.5 million in deemed dividends in 2018 attributable to the accretion of the beneficial conversion feature. In addition, holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable in cash, or additional shares of convertible preferred stock, at our option. In 2018, we recorded $6.0 million related to preferred dividends paid in kind.

In December 2014, Bristol-Myers Squibb, or BMS, terminated their collaboration agreement regarding clazakizumab with us. As a result of the termination of the agreement, the estimated development period was adjusted and we recognized revenue related to the BMS agreement in the amount of $54.5 million in 2014. The acceleration of revenue recognition resulted in us reporting net income for 2014.

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated balance sheet data: (2)	(in thousands)

Cash, cash equivalents, investments, and restricted cash	$412,369	$286,240	$351,867	$381,012	$55,872
Working capital	391,573	263,888	367,293	309,829	55,734
Total assets	426,239	303,136	409,154	400,027	64,359
Total liabilities	212,508	23,861	26,371	12,510	5,202
Convertible preferred stock	103,755	—	—	—	—
Common stock and additional paid in capital	1,074,970	946,876	761,461	610,394	196,085
Accumulated deficit	(963,938)	(667,509)	(378,630)	(222,376)	(136,906)
Total stockholders' equity	109,976	279,275	382,783	387,517	59,157

(2) The 2018 consolidated balance sheet data reflect $97.7 million in net proceeds received from a private placement of convertible preferred stock that was completed in January 2018 and $277.7 million in net proceeds received from an underwritten public offering of convertible notes that was completed in February 2018.

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

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our solely-owned lead investigational product candidate, in order to maximize its therapeutic and commercial potential. On February 21, 2019, we submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for eptinezumab for the prevention of migraine.  The submission follows the successful completion of our pivotal trial program for eptinezumab, consisting of PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), a Phase 3 clinical trial evaluating eptinezumab for the prevention of frequent episodic migraine, and PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), a Phase 3 clinical trial evaluating eptinezumab for the prevention of chronic migraine.

Migraine is a serious neurological disease affecting about 36 million people in the United States. Of that number, approximately 13 million people in the United States are candidates for a migraine prevention therapeutic. Of these candidates for migraine prevention, we estimate that there are between five million to seven million people living with episodic and chronic migraine who are the most highly impacted patients, and they typically experience eight or more migraine days per month. Epidemiologic studies suggest that approximately 27% of the candidates for migraine prevention have received preventive treatments. As a result, we believe there is a significant unmet need for new treatment and prevention options. We plan to focus our initial commercialization efforts for eptinezumab on the approximately 3,000 procedure oriented headache specialists that see the largest number of these highly impacted patients.

Eptinezumab is a humanized immunoglobulin G1 (IgG1) monoclonal antibody specific for calcitonin gene-related peptide (CGRP) ligand, a small protein and a validated target that is understood to drive migraine initiation, maintenance and chronification. Designed to deliver a competitively differentiated approach to migraine prevention, we believe eptinezumab holds the potential to be a transformative therapeutic and meet a profound medical need, changing the migraine prevention treatment paradigm for physicians and patients living with migraine.

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

Eptinezumab is the only potent and selective anti-CGRP monoclonal antibody in clinical development for migraine prevention delivered by quarterly infusion.  We believe that eptinezumab’s design, coupled with the infusion mode of administration, provides the following key benefits:

•	High specificity and strong binding for rapid and sustained suppression of CGRP biology;
•	Allows for the total dose to be immediately active to inhibit CGRP with 100% bioavailability; and
•	Supervised administration by quarterly infusion has the potential to promote patient adherence while maximizing product control and consistency of delivery.

In PROMISE 1 and PROMISE 2, eptinezumab demonstrated the following characteristics:

1.	Rapid: Onset to prevention achieved on the first day post infusion
2.	Effective: Significant reductions in migraine days for months 1 through 3 and high ≥50%, ≥75% and 100% responder rates attained within 1 month following a single administration
3.	Sustained: Migraine free days sustained for 3 months following a single administration
4.	Safety and tolerability profile similar to placebo and consistent with earlier eptinezumab studies

Assuming eptinezumab administered via infusion is approved by the FDA, we plan to focus our initial commercialization efforts on procedure oriented headache specialists in the United States with a specialty sales force sizing of approximately 75 to 100. We believe that these procedure oriented headache specialists comprise neurologists, pain specialists and primary care physicians and treat the highest proportion of the five million to seven million highly impacted migraine patients described above. We estimate this group of procedure oriented headache specialists to number approximately 3,000 physicians. Our market research suggests that eptinezumab is well-positioned for adoption by physicians in this group due to the strength of eptinezumab’s clinical profile and mode of delivery via infusion. They also value patient adherence benefits associated with supervised administration by quarterly infusion and they have an infrastructure in place for patient flow, supply and reimbursement. We estimate that 94% of these physicians have previously prescribed an infusion therapy for migraine or other conditions within practice, hospital, or free-standing infusion centers.

We are committed to commercializing eptinezumab in the United States as a migraine prevention therapy, and are focused on capturing the full commercial value of eptinezumab globally. We recognize the potential for strategic partnerships or other arrangements that bring additional capabilities and infrastructure, as well as value to the program. Thus, as a key component of our commercial readiness activities, we are actively reviewing options for partnerships or arrangements that will allow us to realize the commercial potential of eptinezumab outside of the United States. We will only pursue partnerships or arrangements that we believe have the potential to deliver the greatest value to the eptinezumab program and our stakeholders.

Our product candidate pipeline also includes ALD1910, a high specificity, high affinity neutralizing monoclonal antibody with reactivity to that targets pituitary adenylate cyclase-activating polypeptide-38 (PACAP-38). PACAP has emerged as an important signaling molecule in the pathophysiology of migraine and represents an attractive novel target for treating migraine. New evidence indicates that PACAP may represent a unique and distinct pathway associated with migraine. Preclinical data indicate that PACAP and CGRP may have non-overlapping pharmacology with respect to migraine-associated symptoms.  PACAP and its three known receptors (PAC1, VPAC1 and VPAC2) are expressed in the regions of the brain known to be associated with migraine symptomatology. By blocking the ligand, ALD1910 prevents the signaling of PACAP by all three receptors, since they are all associated with migraine symptoms.

We recently completed preclinical studies showing ALD1910 was effective in blocking the effects of endogenous PACAP, in a dose-dependent manner, in an animal model of neurogenic vasodilation. We believe this further validates our view in developing new therapies that blocking the ligand versus blocking only one involved receptor is likely to be a more effective approach to treating migraine disease.

We believe ALD1910 holds potential as a migraine treatment and could provide an important new therapeutic option to migraine patients and their physicians. We are advancing ALD1910 through toxicology studies to enable Phase 1 studies, which we expect to initiate by the end of 2019 and subsequently support an IND with the FDA.

In May 2016, we licensed the exclusive worldwide rights for clazakizumab, another product candidate internally developed by Alder, to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia. Clazakizumab was designed to block the pro-inflammatory cytokine IL-6.  In November 2017 Alder and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including Alder, entered into a strategic collaboration and purchase option agreement with a third party, CSL Limited (CSL), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

Corporate and Other Financial Information

We were incorporated in 2002 and have not generated any product revenue. Through December 31, 2018, our operations have been primarily funded by $783.2 million of net proceeds in public offerings of our common stock, $209.1 million in private placements of our capital stock, $277.7 million of net proceeds in convertible senior notes, and $135.0 million in upfront payments, milestones and research and development payments from our former collaborators and government grants.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents, short-term investments and restricted cash as of December 31, 2018 will be sufficient to achieve a U.S. commercial launch of eptinezumab on our expected schedule, assuming regulatory approval, and meet our projected operating requirements into 2020 and the anticipated commercial launch of eptinezumab. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates. We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. In January 2019, we entered into an equity distribution agreement to commence an “at the market” offering program, or the ATM program, under which we are permitted to offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $100 million. As of the date of this filing, we have not raised any funds through the ATM program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our development programs or commercialization activities, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

Financial Operations Overview

Revenues

We did not recognize any revenue in 2018. We recognized $1.6 million and $0.1 million in revenue in 2017 and 2016, respectively, relating to the sale of drug supply inventory of clazakizumab to Vitaeris at cost.

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

Pharmaceutical operations	Research and development expenses incurred related to manufacturing preclinical study and clinical trial materials, including scale-up process development and quality control activities.

Clinical development	Research and development expenses incurred related to Phase 1, Phase 2 and Phase 3 clinical trials, including regulatory and medical affairs activities.

Our research and development expenses during 2018, 2017 and 2016 were as follows:

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands)
External costs:
Eptinezumab	$155,780	$182,056	$82,326
ALD1910	6,214	6,626	—
ALD1613	—	—	6,025
Unallocated internal costs:
Preclinical discovery and development	19,086	20,135	18,486
Pharmaceutical operations	28,992	24,036	18,051
Clinical development	29,036	20,049	7,872
Total research and development expenses	$239,108	$252,902	$132,760

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

Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for marketing, auditing, tax and legal services, including intellectual property related legal services. We expect our general and administrative costs will continue to rise in 2019 as we increase our headcount and expand our support staffing, build commercial infrastructure including information technology systems and personnel support for the commercial organization, and other activities to support our growth as we prepare for a potential commercial launch of eptinezumab.

Other Income (Expense)

Other income (expense) consists primarily of interest income received on our cash, cash equivalents, investments, and restricted cash, interest expense on the 2.5% Convertible Senior Notes due 2025, or the Convertible Notes, gains and losses on foreign currency, refundable Australian tax credits received by our wholly-owned Australian subsidiary, and the change in fair value of the derivative liability. We anticipate other expenses to increase due to interest expense on the Convertible Notes.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for 2018 and 2017, together with the changes in those items in dollars and as a percentage:

	Year Ended
	December 31,
	2018	2017	Dollar change	% change
	(dollars in thousands)
Revenues:
Collaboration and license agreements	$—	$1,619	$(1,619)	(100%)
Operating expenses:
Cost of sales	—	1,619	(1,619)	(100%)
Research and development	239,108	252,902	(13,794)	(5%)
General and administrative	47,474	38,102	9,372	25%
Total operating expenses	286,582	292,623	(6,041)	(2%)
Loss from operations	(286,582)	(291,004)	4,422	(2%)
Other income (expense)
Interest income	8,909	2,495	6,414	257%
Interest expense	(17,185)	—	(17,185)	—
Foreign currency gain	309	223	86	39%
Other income	—	50	(50)	(100%)
Change in fair value of derivative liability	(1,658)	—	(1,658)	—
Total other income (expense), net	(9,625)	2,768	(12,393)	(448%)
Net loss before equity in net loss of unconsolidated entity	(296,207)	(288,236)	(7,971)	3%
Equity in net loss of unconsolidated entity	(222)	(643)	421	(65%)
Net Loss	(296,429)	(288,879)	(7,550)	3%
Deemed dividends on convertible preferred stock attributable to accretion of beneficial conversion feature	(29,460)	—	(29,460)	—
Dividends on convertible preferred stock	(6,045)	—	(6,045)	—
Net loss applicable to common stockholders	$(331,934)	$(288,879)	$(43,055)	15%

Revenue and Cost of Sales

We did not recognize any revenue or cost of sales in 2018. We recognized $1.6 million in revenue and cost of sales in 2017 relating to the sale of drug supply inventory of clazakizumab to Vitaeris at cost.

 Research and Development Expenses

	Years Ended
	December 31,
	2018	2017	Dollar change	% change

External costs:
Eptinezumab	$155,780	$182,056	$(26,276)	(14%)
ALD1910	6,214	6,626	(412)	(6%)
Unallocated internal costs:
Preclinical discovery and development	19,086	20,135	(1,049)	(5%)
Pharmaceutical operations	28,992	24,036	4,956	21%
Clinical development	29,036	20,049	8,987	45%
Total research and development expenses	$239,108	$252,902	$(13,794)	(5%)

Research and development expenses decreased by $13.8 million, or 5%, in 2018 compared to 2017. During 2018, external costs incurred for eptinezumab decreased by $26.3 million, or 14%. The decreased level of spending for eptinezumab was primarily due to a $40.8 million decrease in clinical trial costs in 2018 due to several of our clinical trials being completed, a decrease of $11.4 million related to the completion of external start-up manufacturing activities in 2017. These decreases were offset by the initial payment of $25.0 million to Teva GmbH under our settlement and license agreement. We anticipate increases in third-party manufacturing costs during 2019 for the production of commercial inventory of eptinezumab in anticipation of our expected launch in 2020.  These inventories under current accounting standards will be recorded as research and development expenses until and unless it is probable we will obtain BLA approval. External costs for ALD1910 decreased in 2018 due to the timing of our manufacturing campaigns.

Unallocated internal costs increased by $12.9 million due primarily to an increase of $3.0 million in salaries expense and stock-based compensation in 2018 as a result of a 4% increase in our research and development headcount to support our ongoing and planned pivotal clinical trials.  In addition, there was an increase in professional fees of $9.1 million and an increase of $1.7 million primarily related to facilities, general services and system upgrade costs in support of our BLA-submission activities.

General and Administrative Expenses

General and administrative expenses increased by $9.4 million, or 25%, for 2018 compared to 2017. The increase was primarily due to an increase in salaries expense of $3.7 million and an increase of $2.1 million in stock-based compensation expense due to a 5% increase in headcount, as well as an increase of $4.2 million in professional fees and other administrative costs primarily to support commercial readiness activities. We anticipate increases in general and administrative expenses for commercial marketing and selling as we build out our commercial readiness infrastructure and product launch plans for eptinezumab.

Interest Income

The increase of $6.4 million in interest income for the year ended 2018 compared to 2017 was due primarily due to higher average balances of cash, cash equivalents, investments, and restricted cash compared to the same period of 2017 as well as higher interest rates.

Foreign Currency Gain

We maintain bank accounts denominated in British pounds, Swiss francs, Australian dollars and Euros for purposes of settling certain obligations arising outside the United States. We recognized net foreign currency gains of $0.3 million and $0.2 million in 2018 and 2017, respectively due primarily to fluctuations in the exchange rate for British pounds relative to U.S. dollars.

Other Income

Other income primarily represents incentive payments received by our Australian subsidiary from the Australian government for eligible research and development expenditures in the prior calendar year. We did not receive any incentive payments in 2018. In 2017, we received $0.1 million in incentive payments.

Interest Expense

Interest expense was $17.2 million in 2018 related to the Convertible Notes and the associated accretion of debt discount and issuance costs. There was no interest expense in 2017.

Change in Fair Value of Derivative Liability

The change in fair value of the derivative liability was $1.7 million in 2018.  There was no change in fair value of the derivative liability in 2017.  The derivative liability is related to the purchase option agreement which grants CSL an option, under certain conditions, to purchase our interest in Vitaeris for a fixed price.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag.  Beginning in the first quarter of 2018, our share of Vitaeris’ net losses exceeded the carrying value of our investment, and we suspended recognizing additional losses.  We recognized $0.2 million and $0.6 million in equity in net loss in 2018 and 2017, respectively.

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

Dividends on Convertible Preferred Stock

Holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year, which commenced on June 30, 2018, payable in additional shares of convertible preferred stock and/or cash at our option and as permitted by the Certificate of Designation of Preferences, Rights and Limitations.

On June 14, 2018, our board of directors declared dividends on the convertible preferred stock. At our option, dividends were paid in the form of 16,927 shares of preferred stock on June 29, 2018. We recorded $3.4 million related to these dividends on preferred stock.

On December 13, 2018, our board of directors declared dividends on the convertible preferred stock. At our option, dividends were paid in the form of 18,558 shares of preferred stock on December 31, 2018. We recorded $2.6 million related to these dividends on preferred stock.

In 2018, we recorded an aggregate of $6.0 million in dividends on preferred stock. We did not record dividends in 2017.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for 2017 and 2016, together with the changes in those items in dollars and as a percentage:

	Years Ended
	December 31,
	2017	2016	Dollar change	% change
	(dollars in thousands)
Revenues:
Collaboration and license agreements	$1,619	$113	$1,506	1333%
Operating expenses:
Cost of sales	1,619	113	1,506	1333%
Research and development	252,902	132,760	120,142	90%
General and administrative	38,102	26,148	11,954	46%
Total operating expenses	292,623	159,021	133,602	84%
Gain on license of clazakizumab	—	1,050	(1,050)	(100%)
Loss from operations	(291,004)	(157,858)	(133,146)	(84%)
Other income (expense)
Interest income	2,495	1,966	529	27%
Foreign currency gain (loss)	223	(349)	572	164%
Other income	50	172	(122)	(71%)
Total other income, net	2,768	1,789	979	55%
Net loss before equity in net loss of unconsolidated entity	(288,236)	(156,069)	(132,167)	(85%)
Equity in net loss of unconsolidated entity	(643)	(185)	(458)	(248%)
Net loss	$(288,879)	$(156,254)	$(132,625)	(85%)

Revenues

We recognized $1.6 million and $0.1 million in revenue and $1.6 million and $0.1 million in cost of sales in 2017 and 2016, respectively, related to the sale of drug supply inventory of clazakizumab to Vitaeris at cost.

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

Research and development expenses increased by $120.1 million, or 90%, in 2017 compared to 2016. During 2017, external costs incurred for eptinezumab increased by $99.7 million, or 121%. The increased level of spending for eptinezumab was primarily due to an additional $81.7 million in manufacturing costs in preparation for commercial launch and $14.8 million in clinical trial costs.

External costs for ALD1613 decreased $6.0 million due to termination of the development of this product candidate in 2016. External costs for ALD1910 increased by $6.6 million as we continued to advance the program. Unallocated internal costs increased by $19.8 million due primarily to an increase in salaries expense of $8.7 million and an increase in stock-based compensation expense of $5.1 million in 2017 as a result of a 27% increase in our research and development headcount to support our clinical trials.  In addition, unallocated internal cost increased in 2017 due to an increase of professional fees of $3.4 million and facilities related costs of $1.7 million.

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

As of December 31, 2018, we had an accumulated deficit of $963.9 million and cash, cash equivalents and investments of $407.4 million, consisting of cash, money market funds and U.S. government agency obligations, and restricted cash of $5.0 million. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents and investments and restricted cash as of December 31, 2018 will be sufficient to meet our projected operating requirements into 2020 and the anticipated commercial launch of eptinezumab. These operating requirements consist principally of expenditures related to the establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates. We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. In January 2019, we entered into an equity distribution agreement to commence an “at-the-market” offering program, or the ATM program, under which we are permitted to offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $100 million. As of the date of this filing, we have not raised any funds through the ATM program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(250,850)	$(226,617)	$(159,687)
Net cash provided by (used in) investing activities	(121,118)	34,380	(67,720)
Net cash provided by financing activities	377,937	162,917	137,110

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and the changes in components of working capital.  Net cash used in operating activities was $250.9 million in 2018 compared to $226.6 million in 2017. The $24.2 million increase in net cash used in operating activities in 2018 compared to 2017 was driven primarily by an increase in net loss of $7.6 million, a $33.8 million decrease in prepaid expenses, and a non-cash charge of $3.0 million related to the net accretion of premiums and amortization of discounts on investments. These changes were offset primarily by $10.6 million related to accretion of the discount on the Convertible Notes, an increase of $3.7 million in the change in accounts payable, an increase of $3.0 million in the change in accrued liabilities, and an increase in stock-based compensation of $2.9 million due to increases in headcount to support our programs under development.

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

Cash Provided by (Used in) Investing Activities

Net cash used by investing activities was $121.1 million in 2018 due primarily to purchases of investments, offset by maturities and sales of investments.  Purchases of property and equipment used cash of $3.1 million. We anticipate additional purchases of property and equipment and tenant improvements for the foreseeable future.

Net cash provided by investing activities was $34.4 million in 2017 due primarily to sales and maturities of investments, offset in part by purchases of investments.  Purchases of property and equipment used cash of $2.1 million.

Net cash used in investing activities was $67.7 million in 2016 due primarily to purchases of investments, offset in part by sales and maturities of investments.  Purchases of property and equipment used cash of $6.6 million.

Cash Provided by Financing Activities

Net cash provided by financing activities in 2018 was $377.9 million due primarily to the January 2018 issuance of convertible preferred stock in which we received proceeds of $97.7 million and the February 2018 issuance of the Convertible Notes in which we received $277.7 million, net of offering costs, and $2.6 million from the exercise of stock options and purchases under the employee stock purchase plan.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements during 2018.

Contractual Obligations

Our contractual obligations as of December 31, 2018 were as follows:

		For the years ended December 31,
	Total	2019	2020	2021	2022	2023	Thereafter
	(in thousands)
Convertible debt obligation(1)	$334,219	$7,188	$7,188	$7,188	$7,188	$7,188	$298,279
Facility lease obligations(2)	6,839	1,334	1,477	1,521	1,568	939	—
License agreements(3)	655	60	60	60	60	60	355
Purchase obligations(4)	5,820	5,820	—	—	—	—	—
Contract manufacturing obligations(5)	126,788	99,411	27,347	13	13	4	—
Total contractual obligations	$474,321	$113,813	$36,072	$8,782	$8,829	$8,191	$298,634

(1)	Represents future minimum payments of interest and principal under the Convertible Notes.
(2)	Represents future minimum lease payments under our non-cancelable facility leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes.
(3)

Some of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(4)

We enter into agreements in the normal course of business for commercial readiness activities, research and development and other services for operating purposes which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

(5)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials or commercial use, if approved. We expect to incur additional purchase obligations relating to future purchase orders under such agreements. Includes $52 million under a contract manufacturing agreement for future services that was terminated subsequent to December 31, 2018. See Note 20 to our consolidated financial statements, which are included in this report.

Certain contract manufacturing obligations may be cancelled 3 to 24 months prior to the commencement date of the manufacturing campaign.  Although the payment of the cancellation fee will generally be due at the scheduled commencement date, we may record the manufacturing expense and related obligation as an accrued liability at the time of cancellation.

Under our settlement and license agreement with Teva, we are obligated to make a payment of $25 million upon the approval of a BLA for eptinezumab with the FDA or of an earlier equivalent filing with a regulatory authority elsewhere in the license territory in which any Teva GmbH licensed patents exist, to pay $75 million at each of two sales-related milestones (at $1 billion and $2 billion in annual sales) and to provide certain royalty payments on net sales at rates from 5% to 7% following the commercial launch of eptinezumab.

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

Revenue Recognition

In May 2016, we licensed the exclusive worldwide rights to our product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia. In exchange for the rights to clazakizumab, we received an equity interest in Vitaeris and we are eligible to receive royalties and certain other payments including revenue from the sale of drug supply inventory. We did not record any revenue under this agreement in the year ended December 31, 2018. We recorded $1.6 million and $0.1 million in revenue in the years ended December 31, 2017 and 2016, respectively.

In the future, we may generate revenue from product sales and may enter into agreements with strategic partners for the development and commercialization of our products under which revenues may consist of license fees, non-refundable upfront fees, milestones, funding of research and development activities, sales of drug supply, or other revenue. We could receive both fixed and variable consideration.

On January 1, 2018, we adopted ASC Topic 606 and related pronouncements regarding revenue recognition using the modified retrospective method. The adoption of this guidance did not have a material impact on our consolidated financial statements. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, we will perform the following steps: (i) identify the contract; (ii) identify the performance obligations; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on estimated selling prices; and (v) recognize revenue when (or as) we satisfy each performance obligation.

In order to account for the contract under ASC Topic 606, both parties are required to approve the contract and are committed to delivering their respective performance obligations, be able to identify the goods or services to be transferred, identify the payment terms, and for the contract to have commercial substance.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of accounting in ASC Topic 606. Our performance obligations may include license rights and development services. Significant management judgment will be required to determine the level of effort required under an arrangement and the period over which we expect to complete our performance obligations under the arrangement.

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

We will allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices, or SSP, at contract inception of the promised goods or services underlying each performance obligation. If SSP is not available, ASC Topic 606 allows the use of adjusted market assessment approach, expected cost-plus margin approach, or residual approval, among others, as long as the estimation results in an accurate representation of what the price would be charged in a separate transaction to a customer. We may consider the following key assumptions, among others, when estimating the SSP: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success.

Licenses of intellectual property: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the customer, and the customer can use and benefit from the license. For licenses that are bundled with other promises, we will utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. We will evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Milestone payments: At the inception of each arrangement that includes milestone payments, we will evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone (such as a regulatory submission by us) will be included in the transaction price. Milestone payments that are not within our control, such as approvals from regulators, will not be considered probable of being achieved until those approvals are received. When our assessment of probability of achievement changes and variable consideration becomes probable, any additional estimated consideration will be allocated to each performance obligation based on the estimated relative standalone selling prices of the promised goods or service underlying each performance obligation and recorded in license, collaboration, and other revenues based upon when the customer obtains control of each element.

Royalties: For arrangements that include sales-based royalties, including milestone payments based on the level of sales, and the license is deemed to be the predominant item to which the royalties relate, we will recognize revenue at the later of (a) when the related sales occur, or (b) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

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

We expect to invoice our customers upon the completion of the effort, based on the terms of each agreement. Amounts earned, but not yet collected from the customers, if any, will be included in accounts receivable in the accompanying consolidated balance sheets. Deferred revenue will arise from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next 12 months will be classified as a current liability. Deferred revenue will be recognized as revenue in future periods when the applicable revenue recognition criteria have been met.

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

●	estimating and accruing expenses in our financial statements as of each balance sheet date based on facts and circumstances known to us at the time; and

●	periodically confirming the accuracy of our estimates with selected service providers and making adjustments, if necessary.

Examples of estimated research and development expenses that we accrue include:

●	fees paid to CROs in connection with preclinical and toxicology studies and clinical trials; and

●	fees paid to clinical sites in connection with clinical trials.

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

Stock-Based Compensation

Stock-based compensation cost is measured on the grant date, based on the estimated fair value of the award and recognized as an expense over the employee’s requisite service period on a straight-line basis. For performance-based awards, we record compensation expense over the estimated service period for a milestone when the achievement of the milestone is considered probable, which is assessed at each reporting date.  Once a milestone is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures, and recognizes remaining compensation expense, if any, over the remaining estimated service period.

We recorded stock-based compensation expense of $25.4 million, $22.5 million, and $14.0 million for 2018, 2017, and 2016, respectively. At December 31, 2018, we had $46.4 million and $0.9 million of total unrecognized stock-based compensation expense, net of estimated forfeitures, related to stock option grants with time-based vesting and employee stock purchase plan awards, respectively, that will be recognized over a weighted average period of 2.7 years and 0.8 years, respectively and $1.4 million of unrecognized stock-based compensation expense related to performance-based stock option awards that will be recognized over the future service period when the achievement of the underlying milestones is considered probable.  We expect to continue to grant stock options and restricted stock awards pursuant to our stock award plans and to allow employees to purchase shares of our common stock pursuant to our 2014 Employee Stock Purchase Plan, and to the extent that we do, our stock-based compensation expense recognized in future periods will likely increase.

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

Key Assumptions

The fair value of stock options is estimated using a Black-Scholes option-pricing model which requires the input of highly subjective assumptions, including the expected volatility of the price of our common stock, the expected term of the option, risk-free interest rates, the expected dividend yield of our common stock and the fair value of the underlying common stock. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

In determining the fair value of stock awards granted, the following weighted average assumptions were used in the Black-Scholes option pricing model for awards granted in the periods indicated:

	Stock Options			Employee Stock Purchase Plan
	Years Ended			Year Ended
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Volatility	60.4%	61.6%	60.5%	66.5%	66.8%	68.0%
Expected term (years)	6.2	6.1	6.1	1.4	1.4	1.4
Risk-free interest rate	2.7%	2.1%	1.4%	2.3%	1.5%	0.8%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Long-Term Incentive Plan

In January 2018, we established a long-term incentive plan (“LTIP”) which provides eligible employees with the opportunity to receive performance-based compensation comprised of restricted stock units.  The vesting of the restricted stock units is contingent upon the achievement of pre-determined regulatory milestones.  We record compensation expense over the estimated service period for a milestone when the achievement of the milestone is considered probable, which is assessed at each reporting date.  Once a milestone is considered probable, we record compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures, and recognizes remaining compensation expense, if any, over the remaining estimated service period. No compensation expense has been recorded to date under the LTIP as the conditions for recognizing expense have not yet been met.  As of December 31, 2018, the estimated potential value to be delivered in restricted stock units to participants eligible for the LTIP was approximately $10.0 million. The total potential value to be delivered under the LTIP is expected to change in the future for several reasons, including the addition of more eligible employees to the LTIP.

2018 Inducement Award Plan

On June 11, 2018, we established the 2018 Inducement Award Plan (“Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards, and performance unit awards to new employees by granting an award to such new employee as an inducement to begin employment. We reserved 3,000,000 shares of its common stock for issuance under the Inducement Plan. As of December 31, 2018, there were 1,450,000 shares available for issuance under the Inducement Plan.

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

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, making significant changes to the Internal Revenue Code. Key aspects include, but are not limited to, a decrease in the highest corporate tax bracket from 35% to 21%

effective for tax years beginning after December 31, 2017, the transition of the U.S international taxation from the existing worldwide tax system to a territorial system, and a one-time transition tax on previously deferred foreign earnings as of December 31, 2017. We applied the guidance in Staff Accounting Bulletin No. 118 (“SAB 118”) when accounting for the enactment date effects of the Tax Act in 2017 and throughout 2018. At December 31, 2018, we have completed our accounting for all of the enactment date income tax effects of the Tax Act and we recognized immaterial adjustments to the provisional amounts recorded at December 31, 2017. We have recorded no additional income tax expense in 2018 based on the use of our existing net operating losses, or NOLs, to offset the additional income inclusion generated by the provisions of the TCJA.

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

We utilize a two-step approach for evaluating uncertain tax positions. Step one, recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. If a tax position is not considered “more likely than not” to be sustained, no benefits of the position are recognized. If we determine that a position is “more likely than not” to be sustained, then we proceed to step two, measurement, which is based on the largest amount of benefit which is expected to be realized on effective settlement. This process involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and financial reporting purposes. If actual results differ from our estimates, our NOLs and tax credit carryforwards could be materially impacted.

We file U.S. federal income, as well as Australia and Ireland tax returns. For 2018, we anticipate filing tax returns for state income tax purposes in California, Illinois, New Jersey, and Pennsylvania. To date, we have not been audited by the Internal Revenue Service or any other foreign or state income tax authority. As of December 31, 2018, our total deferred income tax assets were $220.8 million and total deferred income tax liabilities were $20.3 million. Due to our history of net operating losses and evaluation of available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the ability to carry back NOLs to prior years, we have determined that it is more likely than not that our deferred income tax assets will not be realized, and therefore, the net deferred income tax assets are fully offset by a valuation allowance at December 31, 2018. The deferred income tax assets were primarily comprised of U.S. NOLs and tax credit carryforwards. The deferred income tax liability relates to the book-tax basis difference in the convertible notes issued in 2018. As of December 31, 2018, we had NOL carryforwards of $914.7 million and federal tax credit carryforwards of $18.3 million to offset future taxable income or offset income taxes due. Due to amendments under the TCJA, NOLs occurring in years after December 31, 2017 are limited to 80% but may be carried forward indefinitely. The pre-2018 NOLs of $642.9 million expire from 2025 to 2037 and the tax credit carryforwards expire from 2024 to 2038, if not utilized. The 2018 NOL of $271.8 million can be carried forward indefinitely.

Loss Contingencies

We are involved in various legal proceedings and contractual disputes in the normal course of our business. A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed but not recorded. Changes in these estimates could materially affect our financial position and results of operations. Legal fees incurred as a result of our involvement in legal proceedings are expensed as incurred.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of December 31, 2018, we had cash, cash equivalents, short-term investments and restricted cash of $412.4 million consisting of cash, money market funds, and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.8 million in the fair value of our investments as of December 31, 2018. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.8 million over the next twelve months based on our investment balance at December 31, 2018.

Foreign Currency Risk

We contract for manufacturing activities in Switzerland, Germany and Austria. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the consolidated statements of operations. As of December 31, 2018, we held the U.S. dollar equivalent of approximately $1.2 million in foreign currencies. A hypothetical 10% change in the exchange rate between the U.S. dollar and Swiss francs, Australian dollars, and Euros from the December 31, 2018 rate would have increased / decreased our total unrealized foreign currency loss on our holdings by approximately $0.1 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. For the year ended December 31, 2018, we recorded net foreign currency gains of $0.3 million.

Item 8.	Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

ALDER BIOPHARMACEUTICALS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alder BioPharmaceuticals, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Alder BioPharmaceuticals, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 25, 2019

We have served as the Company’s auditor since 2007.

Alder BioPharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31,
	2018	2017
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$87,865	$76,896
Short-term investments	319,504	199,344
Restricted cash	5,000	—
Prepaid expenses and other assets	7,440	11,014
Total current assets	419,809	287,254
Property and equipment, net	6,400	5,630
Restricted cash	—	10,000
Investment in unconsolidated entity	—	222
Other assets	30	30
Total assets	$426,239	$303,136
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$8,945	$7,471
Accrued liabilities	19,217	15,803
Deferred rent	74	92
Total current liabilities	28,236	23,366
Long-term deferred rent	510	495
2025 convertible senior notes, net	182,104	—
Derivative liability	1,658	—
Total liabilities	212,508	23,861
Commitments and contingencies (Note 18)
Class A-1 convertible preferred stock; $0.0001 par value; 10,000,000 shares authorized; 760,753 shares and no shares issued and outstanding, respectively; liquidation preference of $100,000 and zero, respectively	103,755	—
Stockholders’ equity
Preferred stock; $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $0.0001 par value; 200,000,000 shares authorized; 68,410,576 and 67,842,942 shares issued and outstanding, respectively	7	7
Additional paid-in capital	1,074,963	946,869
Accumulated deficit	(963,938)	(667,509)
Accumulated other comprehensive loss	(1,056)	(92)
Total stockholders’ equity	109,976	279,275
Total liabilities, convertible preferred stock and stockholders’ equity	$426,239	$303,136

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Operations

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$1,619	$113
Operating expenses
Cost of sales	—	1,619	113
Research and development	239,108	252,902	132,760
General and administrative	47,474	38,102	26,148
Total operating expenses	286,582	292,623	159,021
Gain on license of clazakizumab	—	—	1,050
Loss from operations	(286,582)	(291,004)	(157,858)
Other income (expense)
Interest income	8,909	2,495	1,966
Interest expense	(17,185)	—	—
Foreign currency gain (loss)	309	223	(349)
Other income	—	50	172
Change in fair value of derivative liability	(1,658)	—	—
Total other income (expense), net	(9,625)	2,768	1,789
Net loss before equity in net loss of unconsolidated entity	(296,207)	(288,236)	(156,069)
Equity in net loss of unconsolidated entity	(222)	(643)	(185)
Net loss	$(296,429)	$(288,879)	$(156,254)
Deemed dividends on convertible preferred stock attributable to accretion of beneficial conversion feature	(29,460)	—	—
Dividends on convertible preferred stock	(6,045)	—	—
Net loss applicable to common stockholders	$(331,934)	$(288,879)	$(156,254)
Net loss per share applicable to common stockholders - basic and diluted	$(4.87)	$(4.95)	$(3.23)
Weighted average number of common shares used in net loss per share - basic and diluted	68,099,105	58,347,284	48,407,565

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended
	December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(296,429)	$(288,879)	$(156,254)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	(964)	(44)	432
Foreign currency translation gain, net of tax	—	—	21
Total other comprehensive income (loss), net	(964)	(44)	453
Comprehensive loss	$(297,393)	$(288,923)	$(155,801)

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

	Class A-1 Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(in thousands, except for share data)
Balances at December 31, 2015	—	—	43,706,789	4	610,390	(222,376)	(501)	387,517
Net loss	—	—	—	—	—	(156,254)	—	(156,254)
Other comprehensive income	—	—	—	—	—	—	453	453
Issuance of common stock, net of offering costs	—	—	6,182,795	1	134,870	—	—	134,871
Exercise of stock options	—	—	376,919	—	921	—	—	921
Shares issued under employee stock purchase plan	—	—	101,703	—	1,318	—	—	1,318
Stock-based compensation	—	—	—	—	13,957	—	—	13,957
Balances at December 31, 2016	—	$—	50,368,206	$5	$761,456	$(378,630)	$(48)	$382,783
Net loss	—	—	—	—	—	(288,879)	—	(288,879)
Other comprehensive loss	—	—	—	—	—	—	(44)	(44)
Issuance of common stock, net of offering costs	—	—	17,250,000	2	161,480	—	—	161,482
Exercise of stock options	—	—	110,921	—	189	—	—	189
Shares issued under employee stock purchase plan	—	—	113,815	—	1,246	—	—	1,246
Stock-based compensation	—	—	—	—	22,498	—	—	22,498
Balances at December 31, 2017	—	$—	67,842,942	$7	$946,869	$(667,509)	$(92)	$279,275
Net loss	—	—	—	—	—	(296,429)	—	(296,429)
Other comprehensive loss	—	—	—	—	—	—	(964)	(964)
Issuance of Class A-1 convertible preferred stock, net of issuance costs of $2.3 million	725,268	97,710	—	—	—	—	—	—
Beneficial conversion feature on Class A-1 convertible preferred stock	—	(29,460)	—	—	29,460	—	—	29,460
Deemed dividend on convertible preferred stock attributable to accretion of beneficial conversion feature	—	29,460	—	—	(29,460)	—	—	(29,460)
Accrued dividends on convertible preferred stock	—	—	—	—	—	—	—	—
Paid-in-kind dividends on convertible preferred stock	35,485	6,045	—	—	(6,045)	—	—	(6,045)
Equity component of 2025 convertible senior notes	—	—	—	—	109,911	—	—	109,911
Equity component of deferred financing costs for 2025 convertible senior notes	—	—	—	—	(3,763)	—	—	(3,763)
Stock-based compensation	—	—	—	—	25,420	—	—	25,420
Exercise of stock options	—	—	412,999	—	1,107	—	—	1,107
Shares issued under employee stock purchase plan	—	—	154,635	—	1,464	—	—	1,464
Balances at December 31, 2018	760,753	$103,755	68,410,576	$7	$1,074,963	$(963,938)	$(1,056)	$109,976

The accompanying notes are an integral part of these consolidated financial statement.

Alder BioPharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands)
Operating activities
Net loss	$(296,429)	$(288,879)	$(156,254)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash gain on license of clazakizumab in exchange for investment in unconsolidated entity	—	—	(1,050)
Equity in net loss of unconsolidated entity	222	643	185
Depreciation and amortization	2,567	3,001	1,674
Stock-based compensation	25,420	22,498	13,957
Accretion of discount on convertible notes	10,596	—	—
Non-cash change in fair value of derivative liability	1,658	—	—
Other non-cash charges, net	(3,142)	(167)	407
Changes in operating assets and liabilities
Prepaid expenses and other assets	3,574	37,366	(31,374)
Inventory	—	936	(936)
Accounts payable	1,273	(2,395)	5,488
Accrued liabilities	3,414	366	7,843
Deferred rent	(3)	14	373
Net cash used in operating activities	(250,850)	(226,617)	(159,687)
Investing activities
Purchases of investments	(522,795)	(305,540)	(165,871)
Proceeds from maturities of investments	321,629	341,819	104,765
Proceeds from sales of investments	83,184	151	—
Purchases of property and equipment	(3,136)	(2,050)	(6,619)
Proceeds from sale of property and equipment	—	—	5
Net cash provided by (used in) investing activities	(121,118)	34,380	(67,720)
Financing activities
Proceeds from issuance of 2025 convertible senior notes, net of offering costs	277,656	—	—
Proceeds from issuance of convertible preferred stock, net of offering costs	97,710	—	—
Proceeds from issuance of common stock, net of offering costs	—	161,482	134,871
Proceeds from exercise of stock options and employee stock purchase plan	2,571	1,435	2,239
Net cash provided by financing activities	377,937	162,917	137,110
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	21
Net increase (decrease) in cash, cash equivalents and restricted cash	5,969	(29,320)	(90,276)
Cash, cash equivalents and restricted cash
Beginning of period	86,896	116,216	206,492
End of period	$92,865	$86,896	$116,216

Supplemental disclosures:
Purchases of property and equipment included in accounts payable and accrued liabilities	$209	$8	$503
Cash paid for interest	$3,594	$—	$—
Dividends on convertible preferred stock paid in kind	$6,045	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Consolidated Financial Statements

1.    Nature of Business

Alder BioPharmaceuticals, Inc. (the “Company”, “we,” “our” or “us”) is a clinical-stage biopharmaceutical company that discovers, develops and seeks to commercialize therapeutic antibodies with the potential to meaningfully transform current treatment paradigms. The Company has developed a proprietary antibody platform designed to select and manufacture antibodies that have the potential to maximize efficacy as well as speed of onset and durability of therapeutic response. The Company was incorporated in Delaware on May 20, 2002 and is located in Bothell, Washington.

Liquidity and Going Concern

The Company has an accumulated deficit as of December 31, 2018. To date, the Company has funded its operations primarily through sales and issuances of its capital stock, debt securities and payments from its former collaboration partners, and will require substantial additional capital for research and product development. In January 2018, the Company completed a private placement of 725,268 shares of convertible preferred stock resulting in net proceeds of $97.7 million. In February 2018, the Company received $277.7 million in net proceeds from an underwritten public offering of 2.5% convertible senior notes due 2025 (the “Convertible Notes”). As described further in Note 20 – Subsequent events, in January 2019, the Company entered into an equity distribution agreement to commence an “at the market” offering program, or the ATM program, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $100 million. The ATM program will remain in full force and effect until the ATM program is terminated. The Company has not raised any funds through the ATM program.

The Company forecasts an increase in expenditures to support commercial readiness activities and anticipated commercial launch of eptinezumab. The Company estimates the available cash, cash equivalents, short-term investments and restricted cash as of December 31, 2018 will be sufficient to meet the Company’s projected operating requirements into 2020 and the anticipated commercial launch of eptinezumab. These operating requirements consist principally of expenditures related to the establishment of the eptinezumab commercial drug supply chain, continued build-out of the Company’s commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. The Company has based its estimate of the timing for its projected expenditures on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plans may change, and it may need additional funds to meet operational needs and capital requirements sooner than planned. In addition, the Company may need to adjust currently planned expenditures to focus on operations with the highest priorities and spend less on areas of lesser priority. The Company will need additional funding to execute and sustain the commercial launch of eptinezumab. The Company will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and its other product candidates. The Company expects to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. If such additional funding is not available on favorable terms or at all, we may need to delay or reduce the scope of our development programs or commercialization activities, or grant rights in the United States, as well as outside the United States, to our product candidates to one or more partners.

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

Investments

Investments consist of U.S. government agency obligations. The Company classifies its securities as available-for-sale, which are reported at estimated fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in stockholders’ equity. Investments in securities with maturities of less than one year, or where management’s intent is to use the investments to fund current operations, or to make them available for current operations, are classified as short-term investments.

Realized gains and realized losses are included in interest income. Cost of investments for purposes of computing realized and unrealized gains and losses are based on the specific identification method. Interest and dividends earned on all securities are included in interest income.

Restricted Cash

The Company had restricted cash of $5 million as of December 31, 2018, classified as a current asset on the consolidated balance sheets.  The funds are placed in an escrow account pursuant to a contractual agreement with a third-party manufacturer and will be used for payments under that agreement in 2019.

Concentration of Credit Risk

The Company is exposed to credit risk from its deposits of cash and cash equivalents and restricted cash in excess of amounts insured by the Federal Deposit Insurance Corporation.

The Company had no revenue for the year ended December 31, 2018. The Company had one contract which accounted for 100% of total revenues for the years ended December 31, 2017 and 2016.

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

Computer equipment and software	3 years
Laboratory equipment	4 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of asset’s useful life or remaining term of lease

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

Revenue Recognition

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia. In exchange for the rights to clazakizumab, the Company received an equity interest in Vitaeris and is eligible to receive royalties and certain other payments including revenue from the sale of drug supply inventory. The Company did not record any revenue under this agreement 2018 and recorded $1.6 million in revenue in 2017.

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

On January 1, 2018, the Company adopted ASC Topic 606 and related pronouncements regarding revenue recognition using the modified retrospective method. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under its agreements, the Company will perform the following steps: (i) identify the contract; (ii) identify the performance obligations; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations based on estimated selling prices; and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

The identification of a contract to be accounted for under ASC Topic 606 requires both parties to approve the contract and are committed to delivering their respective performance obligations, be able to identify the goods or services to be transferred, identify the payment terms, and for the contract to be have commercial substance.

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

The Company will allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices, or SSP, at contract inception of the promised goods or service underlying each performance obligation. If SSP is not available, ASC Topic 606 allows the use of adjusted market assessment approach, expected cost-plus margin approach, or residual approval, among others, as long as the estimation results in an accurate representation of what the price would be charged in a separate transaction to a customer. The Company may consider the following key assumptions when estimating the SSP: the development timeline, revenue forecast, commercialization expenses, discount rate and probabilities of technical and regulatory success.

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

Research and Development

Research and development expenses consist primarily of salaries and benefits, stock-based compensation, occupancy, materials and supplies, contracted research, consulting arrangements and other expenses incurred to sustain the Company’s research and development programs. Research and development costs are expensed as incurred. In-licensing fees and other costs to acquire technologies that are utilized in research and development and that are not expected to have alternative future use are expensed when incurred. For service contracts entered into that include a non-refundable prepayment for service the upfront payment is deferred and recognized in the consolidated statements of operations as the services are rendered.

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

Loss Contingencies

The Company is involved in various legal proceedings and contractual disputes in the normal course of business. A loss contingency is recorded if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. The Company evaluates, among other factors, the probability of an unfavorable outcome and the Company’s ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that the Company determines to be reasonably possible, but not probable, are disclosed but not recorded. Changes in these estimates could materially affect the Company’s financial position and results of operations. Legal fees incurred as a result of the Company’s involvement in legal proceedings are expensed as incurred.

Stock-Based Compensation

The Company recognizes stock-based compensation expense on stock awards granted to employees and members of the board of directors based on their estimated grant date fair value. For stock options, the Company uses a Black-Scholes option pricing model, which requires various inputs to measure fair value, including estimated market value of the Company’s underlying common stock at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of the Company’s common stock. The Company recognizes stock-based compensation expense, net of estimated forfeitures, in the consolidated statements of operations on a straight-line basis over the requisite service period. The Company applies an estimated forfeiture rate derived from historical and expected future employee termination behavior. If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense may be required in future periods. For performance-based awards, the Company records compensation expense over the estimated service period for a milestone when the achievement of the milestone is considered probable, which is assessed at each reporting date.  Once a milestone is considered probable, the Company records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures, and recognizes remaining compensation expense, if any, over the remaining estimated service period.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU-2016-02, Leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements and ASU 2018-11, Targeted Improvements, to Topic 842 – Leases. These ASUs are intended to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The standard also requires the recognition and measurement of leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available. The Company adopted this guidance on January 1, 2019 and expects it will result in an increase in the assets and liabilities on its consolidated balance sheets.

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets, other current liabilities, and operating lease liabilities in the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in the consolidated balance sheets.

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities representing the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. The amendment substantially aligns accounting for share-based payments to employees and non-employees. This ASU will become effective for annual periods beginning after December 15, 2018, including interim periods within that period, and early adoption is permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This amendment aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU will become effective for annual periods beginning after December 15, 2019, including interim periods within that period, and early adoption is permitted. The Company does not expect this ASU to have a material effect on its consolidated financial statements.

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

	Years Ended
	December 31,
	2018	2017	2016

Net loss applicable to common stockholders (in thousands)	$(331,934)	$(288,879)	$(156,254)
Denominator
Weighted average common shares outstanding - basic and diluted	68,099,105	58,347,284	48,407,565
Net loss per share applicable to common stockholders - basic and diluted	$(4.87)	$(4.95)	$(3.23)

The following weighted average numbers of securities were excluded from the calculation of diluted net loss per share for 2018, 2017 and 2016 because including them would have had an anti-dilutive effect.

	Years Ended
	December 31,
	2018	2017	2016
Common shares underlying 2025 convertible senior notes	12,930,826	—	—
Common shares underlying convertible preferred stock	7,120,409	—	—
Stock options and awards	10,087,921	6,673,285	4,350,900
Employee stock purchase plan	341,461	229,958	102,485
	30,480,617	6,903,243	4,453,385

4.    Restricted Cash

The Company had restricted cash of $5.0 million as of December 31, 2018, classified as a current asset on the consolidated balance sheets.  The funds are placed in an escrow account pursuant to a contractual agreement with a third-party manufacturer and will be used for payments under that agreement in 2019.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows.

	Year Ended
	December 31,
	2018	2017
	(in thousands)
Cash and cash equivalents	$87,865	$76,896
Restricted cash	5,000	10,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$92,865	$86,896

5.    Investments

Short-term investments consisted of the following securities available-for-sale for the date indicated:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of December 31, 2018
U.S. government agency obligations maturing in one year or less	$320,558	$—	$(1,054)	$319,504
Total available-for-sale securities	$320,558	$—	$(1,054)	$319,504

Type of security as of December 31, 2017
U.S. government agency obligations maturing in one year or less	$199,434	$—	$(90)	$199,344
Total available-for-sale securities	$199,434	$—	$(90)	$199,344

All short-term investments had a contractual maturity of one year or less.

The decreases in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. The Company evaluates, among other things, the duration and extent to which the fair value of a security is less than its cost, the financial condition of the issuer, and the intent to sell, or whether it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis. During the year ended December 31, 2018, the Company recorded $0.3 million in realized losses related to available-for-sale securities included in the Company’s consolidated statement of operations. The Company’s realized gains and realized losses on sales of available-for-sale securities were not significant for the year ended December 31, 2017. No securities have been in a continuous unrealized loss position for more than 12 months as of December 31, 2018.

6.    Fair Value Disclosures

The following table presents the Company’s financial instruments by level within the fair value hierarchy:

	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Total
	(in thousands)
As of December 31, 2018
Assets
Cash equivalents
Money market funds	$85,323	$—	$—	$85,323
Short-term investments
U.S. government agency obligations	—	319,504	—	319,504
Restricted cash
Money market funds	5,000	—	—	5,000
	$90,323	$319,504	$—	$409,827
Liabilities
2025 convertible senior notes	—	230,538	—	230,538
Derivative liability	—	—	1,658	1,658
	$—	$230,538	$1,658	$232,196

As of December 31, 2017
Cash equivalents
Money market funds	$71,379	$—	$—	$71,379
Short-term investments
U.S. government agency obligations	—	199,344	—	199,344
Restricted cash
Money market funds	10,000	—	—	10,000
	$81,379	$199,344	$—	$280,723

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

Fair Value of Convertible Notes

The fair value of the Convertible Notes is determined based upon data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments and is included in Level 2 of the fair value hierarchy. See Note 11 for information about the determination of the carrying value of the Convertible Notes at December 31, 2018.

Fair Value of Derivative Liability

The fair value of the derivative liability related to the purchase option under which CSL could acquire the Company’s interest in Vitaeris (see Note 9) was $1.7 million as of December 31, 2018. The fair value of the derivative liability was not significant as of December 31, 2017. In accordance with ASC 815, Derivatives and Hedging, the fair value of a derivative is required to be recorded on the balance sheet with any changes in fair value recorded in earnings. The determination of the fair value requires judgment based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.

7.    Prepaid Expenses and Other Assets

Prepaid expenses and other assets consisted of the following for the dates indicated:

	December 31,
	2018	2017
	(in thousands)
Current assets:
Advance payments for research and development	$3,439	$9,200
Prepaid insurance, other prepaid general and administrative expenses and other assets	4,001	1,814
	$7,440	$11,014

Long-term assets:
Other long-term assets	30	30
	$30	$30

8.    Property and Equipment

Property and equipment consisted of the following for the dates indicated:

	December 31,
	2018	2017
	(in thousands)

Computer equipment and software	$898	$830
Laboratory equipment	4,617	4,131
Furniture and fixtures	1,031	1,031
Leasehold improvements	7,696	4,914
	14,242	10,906
Less: Accumulated depreciation and amortization	(7,842)	(5,276)
	$6,400	$5,630

Depreciation and amortization expense totaled $2.6 million, $3.0 million, and $1.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

9.    Investment in Unconsolidated Entity and Inventory

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris. In exchange for the rights to clazakizumab, the Company received an equity interest in Vitaeris and is eligible to receive royalties and certain other payments. Since clazakizumab was developed internally by the Company, all previous expenditures to develop the compound were recognized as expense in the period incurred and there was no carrying value on the Company’s consolidated balance sheet. In 2016, the Company recognized a gain on the license agreement of $1.1 million, which was determined as the fair value of the Company’s equity stake in Vitaeris. The Company recognized $1.6 million and $0.1 million in revenue and cost of sales for the years ended December 31, 2017 and 2016, respectively, related to the sale of drug supply inventory of clazakizumab to Vitaeris at cost. The Company did not recognize revenue or cost of sales in the year ended December 31, 2018.

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. The Company recorded $0.2 million, $0.6 million and $0.2 million in net loss with respect to Vitaeris for the years ended December

31, 2018, 2017 and 2016, respectively. This net loss reduced the Company’s carrying value of the Company’s investment in Vitaeris to $0, $0.2 million and $0.9 million which was classified as a non-current asset as of December 31, 2018, 2017 and 2016, respectively. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

In November 2017, the Company and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including the Company, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited, (CSL), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Pursuant to the option agreement, CSL will provide research funding to Vitaeris for the development of clazakizumab and CSL received an exclusive option to acquire Vitaeris at a fixed price, subject to certain terms and conditions. Upon the execution of the option agreement, Vitaeris received an upfront payment of $15 million and Vitaeris will also receive future development milestone payments.  If CSL exercises its purchase option, it will be required to make to Vitaeris’ shareholders, including the Company, an immediate one-time payment and thereafter certain sales-based milestone payments. The Company will continue to be eligible to receive royalties and certain other payments following an acquisition of Vitaeris by CSL. The purchase option created a written call on the Company’s shares in Vitaeris which was determined to have a fair value of $1.7 million as of December 31, 2018 and is considered a derivative under GAAP (see Note 6). The Company recorded $1.7 million as a derivative liability on its consolidated balance sheets as of December 31, 2018 and as other expense on its consolidated statement of operations in 2018. The Company will assess the fair value of the derivative at each reporting period.

10.    Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	December 31,
	2018	2017
	(in thousands)
Compensation and benefits	$9,260	$7,933
Contracted research and development	5,655	6,846
Professional services and other	1,307	1,024
Interest on 2025 convertible senior notes	2,995	—
	$19,217	$15,803

11.    2025 Convertible Senior Notes, net

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

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the embedded conversion feature of the Convertible Notes by allocating the proceeds between the liability component and the Equity Component, due to the Company's ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The initial amount of the liability component of $177.6 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature and the residual between the proceeds from the issuance of $287.5 million and the fair value of the liability of $177.6 million is allocated to the Equity Component, which was recorded at $109.9 million and recognized as a debt discount. In addition, the Company incurred approximately $9.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. The issuance costs were allocated to the liability component and Equity Component proportionally based on the allocation of total proceeds.  A total of $3.7 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $6.1 million was allocated to the liability component and is recorded as a reduction of the Convertible Notes in the Company’s consolidated balance sheet.

The debt discount and the issuance costs will be amortized to interest expense using the effective interest method over seven years, the expected life of the Convertible Notes as discussed below. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. During the year ended December 31, 2018, the Company recorded $10.6 million of interest expense related to the amortization of the debt discount and issuance costs, respectively.

While the Convertible Notes are classified on the Company’s consolidated balance sheet at December 31, 2018 as long-term, the resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. In the event that the holders of the Convertible Notes have the election to convert the Convertible Notes or the Convertible Notes become redeemable at any time during the prescribed measurement period, the Convertible Notes would then be considered a current obligation and classified as such.

While for GAAP purposes, the Convertible Notes are allocated between the liability component and the Equity Component, for U.S. tax purposes there is no allocation, and a deferred tax liability is recognized related to such difference. Because the Company has a full valuation allowance recorded against net deferred tax assets, there is no net impact on the Company’s consolidated balance sheets or consolidated statements of operations as a result of establishing this deferred tax liability.

The outstanding balances of the Convertible Notes as of December 31, 2018 consisted of the following:

2025 Convertible Senior Notes
(in thousands)
Liability component:
Principal	$287,500
Less: unamortized debt discount and issuance costs	(105,396)
Net carrying amount of Liability Component	$182,104

Net carrying amount of Equity Component	$106,148

The Company determined the expected life of the Convertible Notes was equal to its seven-year term and the effective interest rate on the liability component was 10.6%. As of December 31, 2018, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes is based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of December 31, 2018 was approximately $ 230.5 million.

The following table sets forth total interest expense recognized related to the Convertible Notes in the years ended December 31, 2018, 2017, and 2016:

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands)
Contractual interest expense	$6,589	$—	$—
Amortization of debt discount and issuance costs	10,596	—	—
Total interest expense	$17,185	$—	$—

Future minimum payments including interest on our long-term debt as of December 31, 2018 were as follows:

Years ended December 31,	Future Minimum Payments
(in thousands)
2019	7,188
2020	7,188
2021	7,188
2022	7,188
2023	7,188
2024 and thereafter	298,279
Total minimum payments	334,219
Less: interest	(46,719)
Less: unamortized discount and issuance costs	(105,396)
Less: current portion	—
2025 convertible senior notes, net	$182,104

12.    Convertible Preferred Stock

On January 7, 2018, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC (the “Buyers”).  Under the terms of the Purchase Agreement, on January 12, 2018, the Company sold to the Buyers in a private placement 725,268 shares of Class A-1 convertible preferred stock at $137.88 per share for net proceeds of approximately $97.7 million, after deducting fees and applicable expenses of $2.3 million. The Buyers hold more than 5% of our capital stock and therefore are considered a related party of the Company. The Purchase Agreement also provided the Company with an option to sell up to $150 million of convertible preferred stock in aggregate beginning after the 90-day period following the date of the initial purchase of the convertible preferred stock. This option was classified as an asset and was determined to have immaterial fair value at inception and subsequently. The Company’s right to sell the additional $150 million of convertible preferred stock terminated upon closing of the Convertible Notes on February 1, 2018 (see Note 8) and no additional shares will be issued under the Purchase Agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event, as described further below. The terms and conditions of the convertible preferred stock are governed by the Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”).

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

In December 2018, the Company’s Board of Directors declared a dividend on the Company’s convertible preferred stock to be paid in additional shares and as a result 18,558 additional shares of convertible preferred stock were issued on December 31, 2018, which were recorded at fair value.

In the year ended December 31, 2018, the Company recorded an aggregate of $6.0 million in dividends on convertible preferred stock.

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

Pursuant to applicable accounting standards, the warrant was considered freestanding financial instrument which is a financial liability and requires initial and subsequent measurements at fair value. The warrant was determined to have immaterial fair value initially and subsequently at December 31, 2018.

In accordance with ASC 480-10-S99, the convertible preferred stock has been recorded as temporary equity on the Company’s consolidated balance sheet because the convertible preferred stock is redeemable for cash or other assets of the Company upon Deemed Liquidation events that are not within the control of the Company. The net carrying amount of the convertible preferred stock is not currently accreted to a redemption value because the preferred stock is not currently redeemable or probable of becoming redeemable in the future. In accordance with ASC 470-20, the Company recognized a beneficial conversion feature representing a conversion right with an effective conversion price less than the market price of the underlying stock at the commitment date of January 12, 2018. The beneficial conversion feature of $29.5 million was recognized by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital. On the last trading day prior to the entering into the Purchase Agreement, the closing price of the Company’s common stock was $12.95 per share.  The transaction closed on January 12, 2018, at which time last closing price of the Company’s common stock was $17.85 per share which is the value used in calculating the intrinsic value of the beneficial conversion feature.  Since the convertible preferred stock is currently convertible at holder’s option, the Company immediately accreted the full amount of discount created by allocation of proceeds to the beneficial conversion feature and recognized as a deemed dividend to the convertible preferred stockholders.

13.    Collaboration and License Agreements

The Company did not recognize any revenue in 2018. In 2017 and 2016, the Company recognized revenue under its agreement with Vitaeris in accordance with the Company’s revenue recognition policy.

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands)
Revenues recognized:
Collaboration and license agreements	$—	$1,619	$113
Total revenues recognized	$—	$1,619	$113
Cash payments received:
Other	—	1,619	113
Total cash payments received	$—	$1,619	$113

14.    Capital Stock

There were 68,410,576 and 67,842,942 shares of common stock issued and outstanding as of December 31, 2018 and 2017, respectively. Under the Amended and Restated Certificate of Incorporation, the Company’s authorized capital stock consists of 200,000,000 shares designated as common stock and 10,000,000 shares designated as preferred stock, all with a par value of $0.0001 per share. There were no shares of preferred stock issued and outstanding as of December 31, 2018.

The Company has reserved for future issuance the following number of shares of common stock:

December 31,
2018

Stock options and restricted stock units outstanding	11,010,336
Reserved for stock incentive plans	1,238,727
Reserved for employee stock purchase plan	1,707,656
Reserved for inducement plan	1,450,000
Reserved for issuance upon conversion of shares of convertible preferred stock	7,607,530
Reserved for potential warrants related to convertible preferred stock	750,000
Reserved for issuance upon conversion of convertible notes	19,166,648
42,930,897

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

In July 2017, the Company completed an underwritten public offering of 17,250,000 shares of common stock, including 2,250,000 shares the Company issued pursuant to the underwriters’ exercise of their option to purchase additional shares, for a total net proceeds of $161.5 million, after deducting underwriting discounts and commissions of $10.4 million and offering expenses of $0.7 million.

15.    Stock-based Compensation

Equity Incentive Plans

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

At December 31, 2018, options to purchase up to 8,663,538 shares of common stock were outstanding under the 2005 and 2014 Plans, 796,798 restricted stock units were outstanding under the 2014 Plan and 1,238,727 shares were reserved for future grants under the 2014 Plan.  On January 1, 2019, an additional 2,736,423 shares of common stock became available for future grants under the 2014 Plan.

On June 11, 2018, the Company established the 2018 Inducement Award Plan (“Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards, and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement to begin employment with the Company. The Company reserved 3,000,000 shares of its common stock for issuance under the Inducement Plan. At December 31, 2018, options to purchase up to 1,550,000 shares of common stock were outstanding under Inducement Plan.

All options granted under the 2005 Plan, the 2014 Plan and the Inducement Plan have a maximum 10-year term and generally vest and become exercisable over four years of continued employment or service as defined in each option agreement. A majority of the unvested stock options will vest upon the sale of all or substantially all of the stock or assets of the Company. The board of directors determines the option exercise price and may designate stock options granted as either incentive or non-statutory stock options, provided that only non-statutory stock options may be granted under the Inducement Plan. The Company generally grants stock options with exercise prices that equal or exceed the fair value of the common stock on the date of grant.

Long-Term Incentive Plan

In January 2018, the Company established a long-term incentive plan (“LTIP”) which provides eligible employees with the opportunity to receive performance-based compensation comprised of restricted stock units, RSUs, granted under the 2014 Plan.  The vesting of the RSUs is contingent upon the achievement of pre-determined regulatory milestones.  The Company records compensation expense over the estimated service period for a milestone when the achievement of the milestone is considered probable, which is assessed at each reporting date.  Once a milestone is considered probable, the Company records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures, and recognizes remaining compensation expense, if any, over the remaining estimated service period. No compensation expense has been recorded to date under the LTIP as the conditions for recognizing expense have not yet been met. At December 31, 2018, 796,798 restricted stock units were outstanding under the long-term incentive plan.

Employee Stock Purchase Plan

In April 2014, the Company’s stockholders approved the 2014 Employee Stock Purchase Plan (the “ESPP”) which became effective in May 2014. Under the ESPP, eligible employees can authorize payroll deductions for amounts up to the lesser of 15% of their qualifying wages or the statutory limit under the U.S. Internal Revenue Code. The ESPP provides for offering periods of up to 27 months in duration. Each offering period is comprised of four consecutive purchase periods which begin on December 1 and June 1 of each year. Participants enrolled in an offering period will continue in that offering period until the earlier of the end of the offering period or the reset of the offering period. A reset occurs if the fair market value of the Company’s common shares on any purchase date is less than it was on the first day of the offering period. Participants in an offering period will be granted the right to purchase common shares at a price per share that is 85% of the lesser of the fair market value of the shares at (i) the first day of the offering period or (ii) the end of each purchase period within the offering period. A maximum of 2,000 shares of common stock may be purchased by each participant at each of four purchase dates during the offering period. The fair value of the ESPP options granted is determined using a Black-Scholes model and is amortized on a straight-line basis.  The number of shares reserved for the ESPP automatically increases each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; (2) 750,000 shares of common stock; or (3) such lesser number as determined by the Company’s board of directors. As of December 31, 2018, 1,707,656 shares of common stock were reserved for future grants under the ESPP. On January 1, 2019, an additional 684,105 shares of common stock became available for future grants under the ESPP.

  Activity under the ESPP for the years ended December 31, was as follows:

Year	Purchase price	Number of Shares Purchased
2018	$9.35	145,792
	$11.38	8,843
		154,635

2017	$9.35	65,231
	$13.09	48,584
		113,815

2016	$8.50	63,291
	$13.87	2,865
	$20.02	30,389
	$25.56	5,158
		101,703

As of December 31, 2018, the total unrecognized compensation cost related to the ESPP was $0.9 million and will be recognized on a straight-line basis over the weighted average remaining service period of 0.8 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock awards using various assumptions that require management to apply judgment and make estimates, including:

Volatility

The expected volatility has been determined using a weighted average of the historical volatilities of a representative group of publicly traded biopharmaceutical companies for a period equal to the expected term of the option grant. For the ESPP, the expected volatility has been determined using the Company’s historical volatility for periods equal to the term of each ESPP purchase period.

Expected Term

In determining the expected term of the Company’s stock options, the Company takes into consideration the contractual term of 10 years, the multiple vesting tranches which generally vest in full over 4 years, and expectations of future employee behavior. The Company has estimated the expected term at  6.2 years which approximates the actual historical life of stock options which have been exercised or cancelled.

Risk-free Rate

The risk-free interest rates used in the Black-Scholes option pricing model are based on the implied yield currently available for U.S. Treasury securities with maturities similar to the expected term of the stock options being valued.

Dividends

The Company has not declared or paid any dividends on common stock and does not currently expect to do so in the foreseeable future, and therefore uses an expected dividend yield of zero in the Black-Scholes option pricing model.

In determining the fair value of stock awards granted, the following weighted average assumptions were used in the Black-Scholes option pricing model for awards granted in the periods indicated:

	Stock Options			Employee Stock Purchase Plan
	Years Ended			Year Ended
	December 31,			December 31,
	2018	2017	2016	2018	2017	2016
Volatility	60.4%	61.6%	60.5%	66.5%	66.8%	68.0%
Expected term (years)	6.2	6.1	6.1	1.4	1.4	1.4
Risk-free interest rate	2.7%	2.1%	1.4%	2.3%	1.5%	0.8%
Dividend rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

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

The Company records stock-based compensation for awards to non-employees using a fair value measured determined using the Black-Scholes option pricing model which reflects the same assumptions as applied to employee options in each of the reported periods, except for the expected term, for which it uses the remaining contractual life of the option. Stock-based compensation expense for non-employee awards is subject to remeasurement as the underlying equity instruments vest and is recognized as an expense over the period during which services are received. In 2018, the Company recognized $3.0 million of expense related to stock options granted to non-employees. The Company did not have expenses relating to stock options granted to non-employees in 2017. In 2016, the Company recognized $0.1 million of expense relating to stock options granted to non-employees.

The following table presents stock-based compensation expense included in the Company’s consolidated statements of operations:

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands)
Research and development	$13,407	$12,629	$7,578
General and administrative	12,013	9,869	6,379
	$25,420	$22,498	$13,957

As of December 31, 2018, the total unrecognized compensation cost relating to stock options with time-based vesting was $46.4 million and will be recognized on a straight-line basis over the weighted average remaining service period of 2.7 years.

Stock option activity

A summary of the Company’s stock option activity, excluding performance-based stock options, and related information follows:

		Weighted average	Weighted average	Aggregate
		exercise	remaining contractual	intrinsic value
	Shares	price per share	life (years)	(in thousands)
Options, Outstanding at beginning of period	7,286,834	$20.41	7.7	$8,665
Granted	4,156,350	14.27
Exercised	(412,999)	2.68
Forfeited and expired	(966,647)	23.17
Options, Outstanding at end of period	10,063,538	$18.34	7.8	$3,864
Exercisable at December 31, 2018	4,395,328	$20.66	6.4	$3,862
Vested and expected to vest at December 31, 2018	9,957,770	$18.36	6.4	$3,864

The following table summarizes the Company’s stock option values for options subject to time-based vesting:

	Years Ended
	December 31,
	2018	2017	2016
	(in thousands, except per share data)
Weighted average fair value of option shares granted during the period	$8.62	$11.14	$14.63
Total intrinsic value of stock options exercised	5,750	1,624	10,179
Total fair value of stock options vested	21,752	20,712	9,207

A summary of the Company’s stock option activity for performance-based options granted under the 2014 Plan is as follows:

		Weighted average	Weighted average	Aggregate
		exercise	remaining contractual	intrinsic value
	Shares	price per share	life (years)	(in thousands)
Balance at December 31, 2017	—	$—	—	$—
Granted	150,000	16.20
Exercised	—	—
Forfeited and expired	—	—
Balance at December 31, 2018	150,000	$16.20	9.5	$—

The weighted average grant-date fair value of performance-based options granted with an exercise price equal to market was $9.59 for the year ended December 31, 2018. No stock-based compensation expense has been recorded to date with respect to the performance-based options as the conditions for recognizing expense have not yet been met. As of December 31, 2018, there was approximately $1.4 million of total unrecognized stock-based compensation expense related to non-vested performance-based options that will be recognized as expense upon vesting based on the achievement of performance milestones.

RSU activity

The fair value of the RSUs is determined based on the closing price of the Company’s stock on the date of grant.

A summary of RSU activity under the 2014 Plan is as follows:

		Weighted average
	Share	grant date
Non-vested RSUs	Equivalent	fair value
Non-vested at December 31, 2017	—	$—
Changes during the period:
Granted	866,319	12.90
Vested	—	—
Forfeited	(69,521)	12.40
Non-vested at December 31, 2018	796,798	$12.94

As of December 31, 2018, there was approximately $10.0 million of total unrecognized stock-based compensation expense related to non-vested RSU awards pursuant to the LTIP that will be recognized as expense upon vesting based on the achievement of pre-determined regulatory milestones. The Company will utilize newly issued shares for RSUs that vest.

16.    Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law, making significant changes to the Internal Revenue Code. Key aspects include, but are not limited to, a decrease in the highest corporate tax bracket from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of the U.S international taxation from the existing worldwide tax system to a territorial system, and a one-time transition tax on previously deferred foreign earnings as of December 31, 2017. No additional income tax expense was recorded in 2017 based on the use of existing net operating losses, or NOLs, to offset the additional income inclusion generated by the provisions of the TCJA.

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

Loss before income taxes consisted of the following:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)

Domestic	$(294,952)	$(288,860)	$(156,409)
Foreign	(1,477)	(19)	155
Loss before income taxes	$(296,429)	$(288,879)	$(156,254)

The effective income tax rate of the Company’s provision for income taxes differed from the federal statutory rates for 2016 through 2018 as follows:

	Years Ended December 31,
	2018	2017	2016

Federal statutory income tax rate	21.0%	34.0%	34.0%
Stock-based compensation	(0.4%)	2.5%	(1.0%)
Research and development credits	0.9%	1.4%	2.4%
Other	(0.4%)	0.0%	(0.1%)
U.S. federal statutory rate change	0.0%	(30.5%)	0.0%
Change in valuation allowance	(21.1%)	(7.4%)	(35.3%)
Effective tax rate	0.0%	0.0%	0.0%

The Company’s net deferred income tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred income tax assets:
Net operating loss carryforwards	$192,088	$135,053
Research and development credits	18,306	15,589
Other	10,428	7,502
Total deferred income tax assets	220,822	158,144
Less: Valuation allowance	(200,559)	(158,144)
Total deferred income tax assets, net of valuation allowance	20,263	—
Deferred income tax liabilities:
Convertible Notes	(20,263)	—
Net deferred income tax assets	$—	$—

At December 31, 2018, the Company had U.S. net operating loss, (“NOL”) carryforwards of $914.7 million, which may be used to offset future taxable income. The pre-2018 NOLs of $642.9 million expire from 2025 to 2037 if not utilized. The 2018 NOL of $271.8 million can be carried forward indefinitely. In addition, the Company has U.S. research and development tax credit carryforwards of $18.3 million, which will expire from 2024 to 2038. The Company establishes reserves or reduces deferred tax assets to address potential uncertain tax positions that it believes could be challenged by taxing authorities even though the Company believes the positions it has taken are appropriate.  The Company reviews the uncertain tax positions as circumstances warrant and adjusts them as events occur that affect the potential liability for additional taxes. It is often difficult to predict the final outcome or timing of resolution of any particular tax matter. Various events, some of which cannot be predicted, such as clarification of tax law by administrative or judicial means, may occur and would require the Company to increase or decrease its uncertain tax positions and effective income tax rate.

As of December 31, 2018, the Company had deferred income tax assets of $220.8 million which were fully offset by deferred tax liabilities of $20.3 million and a valuation allowance of $200.6 million.

In certain circumstances, where there is a change in control, utilization of NOLs and tax credit carryforwards are subject to certain limitations under Section 382 and 383 of the Internal Revenue Code of 1986, as amended. A change in control is generally defined as a cumulative change of 50% or more in the ownership positions of certain stockholders during a rolling three-year period. The Company performed a Section 382 analysis through 2018 and determined that an ownership change occurred in 2015 and is applicable to NOLs and tax credits created through 2015. However, based on the analysis, the Company does not believe that the Section 382 annual limitation will impact the Company’s ability to utilize the tax attributes that existed as of the date of the ownership change in a material manner. NOLs and tax credits created after 2015 are not subject to an ownership change.  The Company continues to monitor ownership changes for purposes of Section 382. If it is determined that Section 382 ownership changes have occurred subsequent to 2015, the NOLs and tax credit carryforwards may be subject to an additional limitation such that a portion may not be utilizable.

The Company records a valuation allowance to reduce deferred tax assets to the extent it believes more likely than not that a portion of such assets will not be realized. In making such determinations, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the ability to carry back NOLs to prior years. Currently the Company believes that it is not more likely than not that it will realize its current and long-term deferred tax assets.  Accordingly, a valuation allowance has been recorded against the full value of the deferred income tax assets. In 2017, there was a release in the valuation allowance for the effect of the federal statutory rate change on the deferred tax assets, which adjusted the ending balances for the rate differential that will never be realized.

The table below summarizes changes in the deferred tax valuation allowance:

	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(in thousands)
Deferred income tax valuation allowance:
For year ended December 31, 2017	136,793	109,600	88,249	158,144
For year ended December 31, 2018	158,144	42,415	—	200,559

In addition to any uncertain tax positions, it is the Company’s policy to recognize potential accrued interest and/or penalties related to such positions within income tax expense. For 2018, 2017 and 2016, the Company has not recognized any liability related to uncertain tax positions and does not anticipate that the amount of existing unrecognized tax benefits will significantly change within the next 12 months.

The Company is subject to U.S. federal income tax audit for tax years after 2013.  However, carryforward attributes that were generated prior to 2014 may still be adjusted by the taxing authority upon examination if the attributes have been or will be used in a future period.  The Company is also subject to examination of foreign returns for tax years 2015 to present as the statute of limitations is still open.

The total balance of unrecognized gross tax benefits was as follows:

	Years Ended December 31,
	2018	2017	2016
	(in thousands)

Unrecognized tax benefits at beginning of year	$2,307	$1,593	$952
Additions based on tax positions taken in prior years	—	—	35
Additions based on tax positions taken in the current year	480	714	606
Unrecognized tax benefits at end of year	$2,787	$2,307	$1,593

17.    Defined Contribution Plan

The Company sponsors a defined contribution plan (the “401(k) Plan”) for its full-time employees, with eligibility commencing on the month following an employee’s date of hire. Employee contributions to the 401(k) Plan are based on a percentage of the employee’s gross compensation, limited by Internal Revenue Service guidelines for such plans. The 401(k) Plan provides for matching and discretionary contributions by the Company, which were $1.3 million, $1.2 million, and $0.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

18.    Commitments and Contingencies

The Company had contract manufacturing and purchase obligations totaling $132.6 million at December 31, 2018 related to manufacturing its product candidates for use in clinical trials or for commercial use, if approved.

The Company leases office space in three adjacent buildings in Bothell, Washington, for its research and development and administrative activities. In November and December 2016, the Company and the landlords entered into amendments to the leases under which, among other things, the lease terms were extended to July 31, 2023.  Rent expense totaled $2.1 million, $1.9 million, and $1.6 million for years ended December 31, 2018, 2017, and 2016, respectively.

Future aggregate minimum payments under noncancelable operating leases as of the date indicated are as follows:

December 31,
2018
(in thousands)
Years Ending December 31,
2019	1,334
2020	1,477
2021	1,521
2022	1,568
2023	939
Thereafter	—
Total minimum lease payments	$6,839

In July 2014, the Company and Eli Lilly and company each filed an opposition to Labrys Biologics Inc.’s (now owned by Teva Pharmaceuticals International GmbH, or Teva GmbH) European Patent No. 1957106 B1, requesting that such patent be revoked in its entirety. In an oral proceeding held in Munich, Germany on November 18, 2016, the Opposition Division, or OD, of the European Patent Office, or EPO, issued a ruling revoking all claims in the patent relating to CGRP antagonist antibodies and maintaining but narrowing claims directed to the use of CGRP antagonist antibodies in human therapy to the prevention or treatment of headache such as migraine and cluster headache. The written decision consistent with the oral ruling was issued in February 2017. The Company subsequently initiated an appeal of the decision. On January 5, 2018, the Company entered into a Settlement and License Agreement with Teva GmbH pursuant to which we received a non-exclusive license to Teva GmbH’s CGRP patent portfolio, which includes the opposed European patent, to develop, manufacture and commercialize eptinezumab in the United States and worldwide, excluding Japan and Korea, and agreed to withdraw our appeal. While the agreement does not provide us with a license for Japan and Korea, we believe we have freedom to develop, manufacture and commercialize eptinezumab in these countries. The Company is obligated to make a payment of $25 million upon the approval of a BLA for eptinezumab with the FDA or of an earlier equivalent filing with a regulatory authority elsewhere in the license territory in which any Teva GmbH licensed patents exist, to pay $75 million at each of two sales-related milestones (at $1 billion and $2 billion in annual sales) and to provide certain royalty payments on net sales at rates from 5% to 7% following the commercial launch of eptinezumab.

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management believes that there are currently no claims or actions pending against the Company where the ultimate disposition could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

19.    Condensed Quarterly Financial Data (unaudited)

The following table contains selected unaudited financial data for each quarter of 2018 and 2017. The unaudited information should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this report. The Company believes that the following unaudited information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	(in thousands, except per share data)
2018
Total revenues	$—	$—	$—	$—
Net loss applicable to common stockholders	(117,574)	(70,691)	(62,199)	(81,470)
Net loss per share - basic and diluted	$(1.73)	$(1.04)	$(0.91)	$(1.19)

2017
Total revenues	$—	$683	$—	$936
Net loss applicable to common stockholders	(100,328)	(74,629)	(59,565)	(54,357)
Net loss per share - basic and diluted	$(1.99)	$(1.48)	$(0.92)	$(0.80)

20.    Subsequent Events

At-The-Market Program (“ATM program”)

On January 4, 2019, the Company entered into a Distribution Agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC, as our sales agent (the “Sales Agent”). Under the terms of the Distribution Agreement, the Company will be entitled to offer and sell from time to time through the Sales Agent up to $100,000,000 maximum aggregate offering price of the Company’s common stock, par value $0.0001 per share (“Common Stock”). As of the date of this filing, the Company has not raised any funds through the ATM program.

Under the Distribution Agreement, the Company will set the parameters for the sale of shares, including the number of shares to be issued, the time period during which sales are requested to be made, limitation on the number of shares that may be sold in any one trading day and any minimum price below which sales may not be made. The Company is not obligated to sell any Common Stock under the Distribution Agreement. The Company may terminate the Distribution Agreement upon written notice to the Sales Agent for any reason or by the Sales Agent upon written notice to the Company for any reason or at any time under certain circumstances, including but not limited to the occurrence of a material adverse change in the Company.

The Distribution Agreement contains customary representations, warranties and agreements by the Company, and indemnification rights and obligations of the parties. The Distribution Agreement provides that the Sales Agent will be entitled to compensation for its services equal up to 3.0% of the gross sales price per share of all shares sold through the Sales Agent under the Distribution Agreement.

Standby Letters of Credit

In January 2019, the Company entered into irrevocable standby letters of credit with a financial institution as security for payments to a third-party vendor.  The irrevocable standby letters of credit are collateralized by an aggregate $21.4 million of the Company’s cash and cash equivalents, which will be classified as restricted cash subsequent to December 31, 2018.

Loss Contingency

Subsequent to December 31, 2018, the Company terminated for breach a contract manufacturing agreement for the delivery of future services.  The vendor has disputed the termination.  At the time of the termination, the Company had obligations to pay $52 million for future services under the agreement.  Due to the termination, the Company believes it is not obligated to make these payments under the agreement and the Company is not able to determine if it will incur any material termination-related costs as a result of such dispute.  In accordance with Accounting Standards Codification 420 (Exit or Disposal Cost Obligations), termination-related costs of this agreement, if any, should be accounted for subsequent to December 31, 2018.  As this matter is in dispute, Accounting Standards Codification 450 (Contingencies) requires us to evaluate both the probability of a loss and whether an amount of loss can be reasonably estimated.  Depending on the nature, timing, and outcome of the dispute, and based on the Company’s interpretation of the agreement, the Company estimates that termination-related costs, if any, could range from $0 to the $52 million obligation that existed at the time of the termination.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.    Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this annual report. Based on that evaluation, they have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting.    There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 in this Annual Report on Form 10-K.

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

(1) The information required by this Item concerning our executive officers and our directors and nominees for director will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 1—Election of Directors,” “Information Regarding the Board of Directors and Corporate Governance,” and “Executive Officers” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning our code of ethics will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Information Regarding the Board of Directors and Corporate Governance” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(3) The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be either included an amendment to this Annual Report on Form 10-K or found in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Director Compensation,” “Executive Compensation,” “Executive Compensation—Compensation Discussion and Analysis” and “Equity Compensation Plan Information” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(1) The information required by this Item with respect to security ownership of certain beneficial owners and management will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item with respect to securities authorized for issuance under our equity compensation plans will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Equity Compensation Plan Information” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(1) The information required by this Item concerning related party transactions will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Transactions with Related Persons” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

(2) The information required by this Item concerning director independence will be either included in an amendment to this Annual Report on Form 10-K or found under the sections entitled “Information Regarding the Board of Directors and Corporate Governance— Independence of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance—Information Regarding Committees of the Board of Directors” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be either included in an amendment to this Annual Report on Form 10-K or found under the section entitled “Proposal No. 3—Ratification of Selection of Independent Registered Public Accounting Firm” appearing in the 2019 Proxy Statement. Such information is incorporated herein by reference.

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

(a)(3) Exhibits

The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-36431	3.1	May 13, 2014
3.2	Amended and Restated Bylaws.	S-1	333-194672	3.5	April 25, 2014
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock of Alder BioPharmaceuticals, dated January 12, 2018	8-K	001-36431	3.1	January 19, 2018
4.1	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.1	March 19, 2014
4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.2	April 25, 2014
4.3	Form of Common Stock Certificate.	S-1	333-201201	4.3	December 22, 2014
4.4	Registration Rights Agreement by and between Alder BioPharmaceuticals, Inc. and the buyers listed on the Schedule of Buyers thereto, dated January 12, 2018	8-K	001-36431	4.1	January 19, 2018
4.5	Base Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee	8-K	001-36431	4.1	February 1, 2018
4.6	First Supplemental Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% convertible senior notes due 2025)	8-K	001-36431	4.2	February 1, 2018
10.1	Form of Indemnity Agreement between Alder BioPharmaceuticals, Inc. and its directors and officers.	S-1	333-194672	10.1	April 25, 2014
10.2+	2005 Stock Plan, as amended.	S-1	333-194672	10.2	March 19, 2014
10.3+	Forms of Notice of Stock Option Grant, Stock Option Agreement and Exercise Notice and Restricted Stock Purchase Agreement for 2005 Stock Plan.	S-1	333-194672	10.3	March 19, 2014
10.4+	2014 Equity Incentive Plan.	S-1	333-194672	10.4	April 25, 2014
10.5+	Form of Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan.	S-1	333-194672	10.5	April 25, 2014
10.6+	Form of Amendment to Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan.	10-Q	001-36431	10.2	August 7, 2018
10.7+	Form of Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan (For awards after June 14, 2018).	10-Q	001-36431	10.3	August 7, 2018
10.8+	Form of Restricted Stock Unit Award Grant Notice and Option Agreement (Time-Based Vesting) for the 2014 Equity Incentive Plan.	10-Q	001-36431	10.4	August 7, 2018
10.9+	Form of Restricted Stock Unit Award Grant Notice and Option Agreement (Performance-Based Vesting) for the 2014 Equity Incentive Plan.	10-Q	001-36431	10.5	August 7, 2018
10.10+	2018 Inducement Award Plan.	10-Q	001-36431	10.6	August 7, 2018

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.11+	Form of Stock Option Grant Notice and Option Agreement (Time-Based Vesting) for the 2018 Inducement Award Plan.	10-Q	001-36431	10.7	August 7, 2018
10.12+	Form of Stock Option Grant Notice and Option Agreement (Performance-Based Vesting) for the 2018 Inducement Award Plan.	10-Q	001-36431	10.8	August 7, 2018
10.13+	2014 Employee Stock Purchase Plan.	S-1	333-194672	10.6	May 1, 2014
10.14+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Randall C. Schatzman, Ph.D. dated as of July 19, 2005.	S-1	333-194672	10.16	March 19, 2014
10.15+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Randall C. Schatzman, Ph.D. dated as of April 13, 2012.	S-1	333-194672	10.17	March 19, 2014
10.16+	Separation and Consulting Agreement between the Company and Randall C. Schatzman dated March 26, 2018.	10-Q	001-36431	10.3	May 8, 2018
10.17+	Amendment to Separation and Consulting Agreement with Randy Schatzman, dated September 12, 2018.	10-Q	001-36431	10.1	November 5, 2018
10.18+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and John A. Latham, Ph.D., dated as of July 19, 2005.	S-1	333-194672	10.18	March 19, 2014
10.19+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and John A. Latham, Ph.D., dated as of April 13, 2012.	S-1	333-194672	10.19	March 19, 2014
10.20+	Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Jeffrey T.L. Smith, M.D., FRCP, dated as of July 19, 2005.	S-1	333-194672	10.22	March 19, 2014
10.21+	Amendment to Amended and Restated Offer Letter by and between Alder BioPharmaceuticals, Inc. and Jeffrey T.L. Smith, M.D., FRCP, dated as of April 13, 2012.	S-1	333-194672	10.23	March 19, 2014
10.22+	Offer Letter by and between Alder BioPharmaceuticals, Inc. and Timothy M. Whitaker, M.D., dated as of June 3, 2016.	10-K	001-36431	10.24	February 23, 2017
10.23+	Separation and Consulting Agreement between Alder BioPharmaceuticals, Inc. and Timothy M. Whitaker, M.D., dated November 1, 2017.	10-K	001-36431	10.26	February 26, 2018
10.24+	Offer Letter by and between Alder BioPharmaceuticals, Inc. and Elisabeth A. Sandoval, dated as of July 26, 2016.	10-K	001-36431	10.25	February 23, 2017
10.25+	Amendment to Offer Letter between Alder BioPharmaceuticals, Inc., and Elisabeth A. Sandoval, dated January 2, 2018.	10-K	001-36431	10.27	February 26, 2018
10.26+	Transition Agreement between Alder BioPharmaceuticals, Inc. and Elisabeth A. Sandoval, dated November 2, 2018.					X
10.27+	Offer Letter between Alder BioPharmaceuticals, Inc. and Erin Lavelle dated March 17, 2018.	10-Q	001-36431	10.5	May 8, 2018
10.28+	Offer Letter between Alder BioPharmaceuticals, Inc. and Paul B. Cleveland dated March 18, 2018.	10-Q	001-36431	10.4	May 8, 2018
10.29+	Offer Letter between Alder BioPharmaceuticals, Inc. and Robert W. Azelby dated June 4, 2018.	10-Q	001-36431	10.1	August 7, 2018
10.30+	Offer Letter between Alder BioPharmaceuticals, Inc. and Carlos E. Campoy dated December 4, 2018.					X

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.31+	Amendment to Offer Letter between Alder BioPharmaceuticals, Inc. and Carlos E. Campoy dated February 7, 2019.					X
10.32+	Amended and Restated Executive Severance Benefit Plan.	10-K	001-36431	10.7	February 23, 2017
10.33+	Compensation Information for Non-Employee Directors.	10-Q	001-36431	10.1	November 5, 2015
10.34	License Agreement by and between Alder BioPharmaceuticals, Inc. and the Keck Graduate Institute of Applied Life Sciences, dated October 15, 2004.	S-1	333-194672	10.11	May 1, 2014
10.35†	Master Product Development and Clinical Supply Agreement by and between Alder BioPharmaceuticals, Inc. and Althea Technologies, Inc., dated March 21, 2011.	S-1	333-194672	10.24	May 1, 2014
10.36	First Amendment to Master Product Development and Clinical Supply Agreement between Alder BioPharmaceuticals, Inc. and Althea Technologies, Inc., dated March 15, 2013	S-1	333-194672	10.25	May 1, 2014
10.37	Preferred Stock Purchase Agreement by and among Alder BioPharmaceuticals, Inc. and the Buyers set forth therein dated January 7, 2018.	8-K	001-36431	10.1	January 11, 2018
10.38†	Settlement and License Agreement by and between the Company, AlderBio Holdings, LLC and Teva Pharmaceuticals International GmbH, dated January 5, 2018.	10-Q	001-36431	10.2	May 8, 2018
10.39†	Contract Manufacturing Agreement between Alder BioPharmaceuticals, Inc. and Sandoz GmbH, effective May 4, 2015.					X
10.40†	Amendment No: 1 to the Contract Manufacturing Agreement between Alder BioPharmaceuticals, Inc. and Sandoz GmbH, effective September 19, 2016.					X
10.41†	Amendment No: 2 to the Contract Manufacturing Agreement between Alder BioPharmaceuticals, Inc. and Sandoz GmbH, effective November 17, 2016.					X
10.42†	Amendment No: 3.1 to the Contract Manufacturing Agreement between Alder BioPharmaceuticals, Inc. and Sandoz GmbH, effective December 22, 2017.					X
10.43†	Amendment No: 4 to the Contract Manufacturing Agreement between Alder BioPharmaceuticals, Inc. and Sandoz GmbH, effective June 15, 2018.					X
10.44†	Amendment No. 5 to the Contract Manufacturing Agreement between Alder BioPharmaceuticals, Inc. and Sandoz GmbH, effective January 1, 2019.					X
10.45†	Quality Agreement on Manufacturing and Testing of Bulk Drug Substance between Alder BioPharmaceuticals, Inc. and Sandoz GmbH, effective July 27, 2018.					X
10.46	Lease by and between Alder BioPharmaceuticals, Inc. and RREEF American REIT II Corp. KK, dated August 5, 2005.	S-1	333-194672	10.12	March 19, 2014
10.47	First Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and RREEF American Reit II Corp. KK, dated February 1, 2008.	S-1	333-194672	10.13	March 19, 2014

Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.48	Second Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated September 23, 2010.	S-1	333-194672	10.14	March 19, 2014
10.49	Third Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated August 21, 2013.	S-1	333-194672	10.15	March 19, 2014
10.50	Fourth Amendment to Lease by and between Alder BioPharmaceuticals, Inc. and KBS North Creek, LLC, as successor-in-interest to RREEF American REIT II Corp. KK, dated November 12, 2015.	10-K	001-36431	10.17	February 23, 2016
10.51	Fifth Amendment to Lease by and between KBS North Creek LLC, as successor-in-interest to RREEF American REIT II Corp. KK, and Alder Biopharmaceuticals, Inc. dated as of November 18, 2016.	8-K	001-36431	10.1	November 21, 2016
21.1	List of subsidiaries of the Registrant.	10-K	001-36431		February 26, 2018
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
+	Indicates a management contract or compensatory plan.
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

Signature	Title	Date
/s/ Robert W. Azelby	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2019
Robert W. Azelby
/s/ Carlos E. Campoy	Chief Financial Officer	February 25, 2019
Carlos E. Campoy	(Principal Financial Officer)
/s/ Larry K. Benedict	Executive Vice President and Principal Accounting Officer	February 25, 2019
Larry K. Benedict	(Principal Accounting Officer)
/s/ Paul Cleveland	Chairman of the Board of Directors	February 25, 2019
Paul Cleveland
/s/ Paul Carter	Director	February 25, 2019
Paul Carter
/s/ Jeremy Green	Director	February 25, 2019
Jeremy Green
/s/ A. Bruce Montgomery	Director	February 25, 2019
A. Bruce Montgomery, M.D.
/s/ Deepa R. Pakianathan	Director	February 25, 2019
Deepa R. Pakianathan, Ph.D.
/s/ Heather Preston	Director	February 25, 2019
Heather Preston, M.D.
/s/ Clay B. Siegall	Director	February 25, 2019
Clay B. Siegall, Ph.D.
/s/ Wendy Yarno	Director	February 25, 2019
Wendy Yarno