Form 10-Q
period 2019-03-31
ALDER BIOPHARMACEUTICALS INC
filed 2019-05-02
CIK 1423824

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 25, 2019, the registrant had 83,503,820 shares of common stock, $0.0001 par value per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	ALDR	The Nasdaq Stock Market LLC (The Nasdaq Global Market)

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

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

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2019	2018
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$126,105	$87,865
Short-term investments	348,517	319,504
Restricted cash	23,886	5,000
Prepaid expenses and other assets	3,806	7,440
Total current assets	502,314	419,809
Property and equipment, net	6,149	6,400
Right of use assets	4,693	—
Other assets	12	30
Total assets	$513,168	$426,239
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$15,316	$8,945
Accrued liabilities	42,687	19,217
Accrued dividends on convertible preferred stock	1,311	—
Operating lease liability	946	—
Deferred rent	—	74
Total current liabilities	60,260	28,236
Long-term operating lease liability	4,321	—
Long-term deferred rent	—	510
2025 convertible senior notes, net	185,146	182,104
Derivative liability	2,633	1,658
Total liabilities	252,360	212,508
Commitments and contingencies
Class A-1 convertible preferred stock; $0.0001 par value; 10,000,000 shares authorized; 760,753 shares and no shares issued and outstanding, respectively; liquidation preference of $100,000 and zero, respectively	103,755	103,755
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 83,246,074 and 68,410,576 shares issued and outstanding, respectively	8	7
Additional paid-in capital	1,239,411	1,074,963
Accumulated deficit	(1,081,872)	(963,938)
Accumulated other comprehensive loss	(494)	(1,056)
Total stockholders’ equity	157,053	109,976
Total liabilities, convertible preferred stock and stockholders’ equity	$513,168	$426,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$—
Operating expenses
Research and development	69,589	74,048
General and administrative	44,498	11,553
Total operating expenses	114,087	85,601
Loss from operations	(114,087)	(85,601)
Other income (expense)
Interest income	1,966	1,643
Interest expense	(4,838)	(2,851)
Change in fair value of derivative liability	(975)	—
Total other income (expense), net	(3,847)	(1,208)
Net loss before equity in net loss of unconsolidated entity	(117,934)	(86,809)
Equity in net loss of unconsolidated entity	—	(222)
Net loss	$(117,934)	$(87,031)
Deemed dividends on convertible preferred stock attributable to accretion of beneficial conversion feature	—	(29,460)
Dividends on convertible preferred stock	(1,311)	(1,083)
Net loss applicable to common stockholders	$(119,245)	$(117,574)
Net loss per share applicable to common stockholders - basic and diluted	$(1.63)	$(1.73)
Weighted average number of common shares used in net loss per share - basic and diluted	73,056,907	67,844,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net loss	$(117,934)	$(87,031)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	562	(877)
Total other comprehensive income (loss), net	562	(877)
Comprehensive loss	$(117,372)	$(87,908)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

	Class A-1 Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(in thousands, except for share data)
Balances at December 31, 2017	—	—	67,842,942	7	946,869	(667,509)	(92)	279,275
Net loss	—	—	—	—	—	(87,031)	—	(87,031)
Accrued dividends on convertible preferred stock	—	—	—	—	(1,083)	—	—	(1,083)
Other comprehensive loss	—	—	—	—	—	—	(877)	(877)
Issuance of Class A-1 convertible preferred stock, net of issuance costs of $2.3 million	725,268	97,710	—	—	—	—	—	—
Beneficial conversion feature on Class A-1 convertible preferred stock	—	(29,460)	—	—	29,460	—	—	29,460
Deemed dividend on convertible preferred stock attributable to accretion of beneficial conversion feature	—	29,460	—	—	(29,460)	—	—	(29,460)
Equity component of 2025 convertible senior notes	—	—	—	—	109,911	—	—	109,911
Equity component of deferred financing costs for 2025 convertible senior notes	—	—	—	—	(3,763)	—	—	(3,763)
Exercise of stock options	—	—	5,759	—	20	—	—	20
Stock-based compensation	—	—	—	—	5,946	—	—	5,946
Balances at March 31, 2018	725,268	$97,710	67,848,701	$7	$1,057,900	$(754,540)	$(969)	$302,398

Balances at December 31, 2018	760,753	$103,755	68,410,576	$7	$1,074,963	$(963,938)	$(1,056)	$109,976
Net loss	—	—	—	—	—	(117,934)	—	(117,934)
Accrued dividends on convertible preferred stock	—	—	—	—	(1,311)	—	—	(1,311)
Other comprehensive loss	—	—	—	—	—	—	562	562
Issuance of common stock, net of offering costs	—	—	14,739,130	1	159,041	—	—	159,042
Exercise of stock options	—	—	96,368	—	430	—	—	430
Stock-based compensation	—	—	—	—	6,288	—	—	6,288
Balances at March 31, 2019	760,753	$103,755	83,246,074	$8	$1,239,411	$(1,081,872)	$(494)	$157,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(117,934)	$(87,031)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in net loss of unconsolidated entity	—	222
Depreciation and amortization	533	801
Stock-based compensation	6,288	5,946
Accretion of discount on convertible notes	3,042	1,689
Non-cash change in fair value of derivative liability	975	—
Other non-cash charges, net	(729)	(605)
Changes in operating assets and liabilities
Prepaid expenses and other assets	3,652	3,733
Accounts payable	6,392	5,316
Accrued liabilities	23,205	(4,163)
Deferred rent	—	(3)
Net cash used in operating activities	(74,576)	(74,095)
Investing activities
Purchases of investments	(64,022)	(415,203)
Proceeds from maturities of investments	36,290	156,000
Proceeds from sales of investments	—	83,184
Purchases of property and equipment	(303)	(212)
Net cash used in investing activities	(28,035)	(176,231)
Financing activities
Proceeds from issuance of 2025 convertible senior notes, net of offering costs	—	277,656
Proceeds from issuance of convertible preferred stock, net of offering costs	—	97,710
Proceeds from issuance of common stock, net of offering costs	159,307	—
Proceeds from exercise of stock options	430	20
Net cash provided by financing activities	159,737	375,386
Net increase in cash, cash equivalents and restricted cash	57,126	125,060
Cash, cash equivalents and restricted cash
Beginning of period	92,865	86,896
End of period	$149,991	$211,956

Supplemental disclosures:
Cash paid for interest	$3,594	$—
Offering costs included in accounts payable and accrued liabilities	$265	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$188	$22

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Financings

On March 4, 2019, the Company completed an underwritten public offering of 13,000,000 shares of common stock, which included 1,695,652 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares. Concurrent with the public offering, the Company sold in a private placement 1,739,130 shares of common stock to the Redmile Group, LLC (a related party) and certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC. The Company received approximately $159.0 million in net proceeds from these offerings, after deducting underwriting discounts and commissions and placement agent fees of $10.2 million and offering expenses of approximately $0.3 million.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements reflect the accounts of Alder BioPharmaceuticals, Inc. and its wholly-owned subsidiaries, Alder BioPharmaceuticals Pty. Ltd., AlderBio Holdings LLC, and Alder BioPharmaceuticals Limited. All inter-company balances and transactions have been eliminated in consolidation. The condensed consolidated balance sheet data as of December 31, 2018 were derived from audited financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and generally accepted accounting principles in the United States of America (“GAAP”) for unaudited condensed consolidated financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of the Company’s financial position and results of its operations, as of and for the periods presented. The Company manages its business as one operating segment; however, the Company operates in three geographic regions: United States, Australia, and Ireland. Substantially all of the Company’s assets are located in the United States.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk

The Company is exposed to credit risk from its deposits of cash, cash equivalents, investments and restricted cash in excess of amounts insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation.

Restricted Cash

The Company had restricted cash of $23.9 million as of March 31, 2019, classified as current assets. The funds are restricted pursuant to contractual agreements with third-party manufacturers for payments to be made under those agreements in 2019, or for security under standby letter of credit agreements which expire in 2019.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows.

	March 31,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$126,105	$87,865
Restricted cash	23,886	5,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$149,991	$92,865

Convertible Senior Notes, net

 In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the liability and equity components of the 2.5% Convertible Senior Notes due 2025 (the “Convertible Notes”) by allocating the proceeds between the liability component and the embedded conversion option (the “Equity Component”) due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The allocation was performed in a manner that reflected the Company’s non-convertible debt borrowing rate for similar debt. The Equity Component of the Convertible Notes was recognized as a debt discount and represents the difference between the proceeds from the issuance of the Convertible Notes and the fair value of the liability of the Convertible Notes on their respective dates of issuance. The excess of the principal amount of the liability component over its carrying amount is amortized to interest expense using the effective interest method over seven years. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. In connection with the issuance of the Convertible Notes, the Company also incurred certain offering costs directly attributable to the offering. Such costs are deferred and amortized to interest expense over the term of the debt using the effective interest method. A portion of the deferred financing costs incurred in connection with the Convertible Notes was deemed to relate to the Equity Component and was allocated to additional paid-in capital.

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

Revenue recognition

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia. In exchange for the rights to clazakizumab, the Company received an equity interest in Vitaeris and is eligible to receive royalties and certain other payments including revenue from the sale of drug supply inventory. The Company did not record any revenue under this agreement in the three months ended March 31, 2019 and 2018.

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

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU-2016-02, Leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements and ASU 2018-11, Targeted Improvements, to Topic 842 – Leases. In March 2019, the FASB issued ASU-2019-01, Codification Improvements. The Company adopted the standard on January 1, 2019 using the optional transition method. As such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASC 842. The Company did not elect the package of practical expedients permitted under the transition guidance within the standard. Accordingly, the Company reassessed the conclusion of whether the existing arrangements contain a lease, lease classification and initial direct costs under ASC 842. As a result of the reassessments performed, the Company has two real estate operating leases under ASC 842 described in Note 10. As a result of the adoption of ASC 842, the Company recorded $4.7 million of operating lease right of use (“ROU”) assets and a total of $5.3 million of lease liabilities on the consolidated balance sheets as of January 1, 2019.

The Company determines if an arrangement is, or contains, a lease at inception. Operating leases are included in ROU assets, and operating lease liabilities on the consolidated balance sheets.  ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities representing the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments to be made over the lease term. The ROU asset also includes any lease payments made at or before the lease commencement date and excludes lease incentives received. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. The Company has elected to not to apply the recognition requirements of ASC 842 to short-term leases, which are defined as leases that, at the lease commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

For real estate lease agreements entered into or modified after the adoption of ASC 842 that include lease and non-lease components, the Company has elected to account for the lease and non-lease components, such as common area maintenance charges, as a single lease component.

Stock compensation

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. The amendment substantially aligns accounting for share-based payments to employees and non-employees by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards will be measured at grant-date fair value. On January 1, 2019, the Company adopted this ASU which did not have a material effect on the Company’s condensed consolidated financial statements and related disclosures.

Long-Term Incentive Plan

In January 2018, the Company established a long-term incentive plan (“LTIP”) which provides eligible employees with the opportunity to receive performance-based compensation comprised of restricted stock units.  The vesting of the restricted stock units is contingent upon the achievement of pre-determined regulatory milestones.  The Company records compensation expense over the estimated service period for a milestone when the achievement of the milestone is considered probable, which is assessed at each reporting date.  Once a milestone is considered probable, the Company records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures, and recognizes remaining compensation expense, if any, over the remaining estimated service period. No compensation expense has been recorded to date under the LTIP as the conditions for recognizing expense have not yet been met.  As of March 31, 2019, the estimated potential value to be delivered in restricted stock units to participants eligible for the LTIP was approximately $9.8 million. The total potential value to be delivered under the LTIP is expected to change in the future for several reasons, including the addition of more eligible employees to the LTIP.

2018 Inducement Award Plan

On June 11, 2018, the Company established the 2018 Inducement Award Plan (“Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards, and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement to begin employment with the Company. The Company reserved 3,000,000 shares of its common stock for issuance under the Inducement Plan. As of March 31, 2019, there were 1,090,000 shares available for issuance under the Inducement Plan.

Liquidity and Going Concern

The Company has an accumulated deficit as of March 31, 2019. To date, the Company has funded its operations primarily through sales and issuances of its capital stock, Convertible Notes and payments from its former collaboration partners, and will require substantial additional capital for research and product development. In January 2019, the Company entered into an equity distribution agreement to commence an “at the market” offering program, or the ATM program, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $100 million. The ATM program will remain in full force and effect until the ATM program is terminated. The Company has not raised any funds through the ATM program. In March 2019, the Company completed an underwritten public offering of 13,000,000 shares of common stock concurrent with a private placement of 1,739,130 shares of common stock resulting in total net proceeds of $159.0 million, after deducting underwriting discounts and commissions, placement agent fees, and offering expenses.

The Company estimates the available cash, cash equivalents, investments and restricted cash as of March 31, 2019 will be sufficient to meet the Company’s projected operating requirements into the latter part of 2020. These operating requirements consist principally of expenditures related to the establishment of the eptinezumab commercial drug supply chain, continued build-out of the Company’s commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. The Company has based its estimate of the timing for its projected expenditures on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plans may change, and it may need additional funds to meet operational needs and capital requirements sooner than planned. The Company will need additional funding to execute and sustain the commercial launch of eptinezumab. The Company will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and its other product candidates. The Company expects to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. If such additional funding is not available on favorable terms or at all, the Company may need to delay or reduce the scope of its development programs or commercialization activities, or grant rights in the United States, as well as outside the United States, to its product candidates to one or more partners.

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

	Three Months Ended
	March 31,
	2019	2018

Net loss applicable to common stockholders (in thousands)	$(119,245)	$(117,574)
Denominator
Weighted average common shares outstanding - basic and diluted	73,056,907	67,844,872
Net loss per share applicable to common stockholders - basic and diluted	$(1.63)	$(1.73)

The following weighted average numbers of securities were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2019 and 2018 because including them would have had an anti-dilutive effect. Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended
	March 31,
	2019	2018
Common shares underlying 2025 convertible senior notes	14,197,526	9,060,357
Common shares underlying convertible preferred stock	7,607,530	6,366,241
Stock options and awards	12,491,632	8,688,966
Employee stock purchase plan	62,967	93,321
	34,359,655	24,208,885

4.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of March 31, 2019
U.S. government agency obligations maturing in one year or less	$349,007	$—	$(490)	$348,517

Type of security as of December 31, 2018
U.S. government agency obligations maturing in one year or less	$320,558	$—	$(1,054)	$319,504

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations.  The Company had no realized gains or losses on sales of available-for-sale securities in the three months ended March 31, 2019. During the three months ended March 31, 2018, the Company recorded $0.3 million in realized losses related to available-for-sale securities included in the Company’s condensed consolidated statement of operations. See Note 6 for additional information about fair value disclosures.

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

Vitaeris is a VIE for which the Company is not the primary beneficiary as the Company does not have the power to direct the activities that most significantly influence the economic performance of the entity.  In addition to the Company’s exchange of license rights for clazakizumab, Vitaeris was capitalized through cash investments by other parties. The investment in Vitaeris is accounted for under the equity method of accounting because the Company holds common stock of Vitaeris and has significant influence over the operating and financial policies of Vitaeris through its ownership, license arrangement and representation on the board of directors. Therefore, the Company records its share of any loss or income generated by Vitaeris, which is recorded on a three-month lag, within the condensed consolidated statement of operations. The investment is reflected as an investment in unconsolidated entity on the Company’s condensed consolidated balance sheet which represents the investment in Vitaeris, net of the Company’s portion of any generated loss or income. The Company recorded $0.2 million in net loss with respect to Vitaeris in 2018, which was the remaining balance of the carrying value of the Company’s investment in Vitaeris. The Company has no implied or unfunded commitments related to Vitaeris and its maximum exposure to loss is limited to the current carrying value of the investment.

In November 2017, the Company and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including the Company, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited (“CSL”), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Pursuant to the option agreement, CSL will provide research funding to Vitaeris for the development of clazakizumab and CSL received an exclusive option to acquire Vitaeris, subject to certain terms and conditions. Upon the execution of the option agreement, Vitaeris received an upfront payment of $15 million and Vitaeris will also receive future development milestone payments.  If CSL exercises its purchase option, it will be required to make to Vitaeris’ shareholders, including the Company, an immediate one-time payment and thereafter certain sales-based milestone payments. The Company will continue to be eligible to receive royalties and certain other payments following an acquisition of Vitaeris by CSL. The purchase option created a written call on the Company’s shares in Vitaeris, which was determined to have a fair value of $1.7 million as of December 31, 2018 and is considered a derivative under GAAP (see Note 6). As of March 31, 2019, the fair value of the purchase option was $2.6 million. The Company recorded expense of $1.0 million on its March 31, 2019 consolidated statement of operations to recognize the increase in the fair value of the derivative liability. The Company will assess the fair value of the derivative at each reporting period.

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
	(in thousands)
As of March 31, 2019
Assets
Cash equivalents
Money market funds	$84,890	$—	$—	$84,890
Short-term investments
U.S. government agency obligations	—	348,517	—	348,517
Restricted cash
Money market funds	2,500	—	—	2,500
	$87,390	$348,517	$—	$435,907
Liabilities
2025 convertible senior notes	—	274,450	—	274,450
Derivative liability	—	—	2,633	2,633
	$—	$274,450	$2,633	$277,083

As of December 31, 2018
Assets
Cash equivalents
Money market funds	$85,323	$—	$—	$85,323
Short-term investments
U.S. government agency obligations	—	319,504	—	319,504
Restricted cash
Money market funds	5,000	—	—	5,000
	$90,323	$319,504	$—	$409,827
Liabilities
2025 convertible senior notes	—	230,538	—	230,538
Derivative liability	—	—	1,658	1,658
	$—	$230,538	$1,658	$232,196

The Company’s U.S. government agency obligations are valued using fair value measurements that are considered to be Level 2.  The investment custodian provides the Company with valuations of its securities portfolio.  The primary source for the security valuation is Interactive Data Corporation (“IDC”), which evaluates securities based on market data.  IDC utilizes evaluated pricing models that vary by asset class and include available trade, bid, and other market information.  Generally, the methodology includes broker quotes, proprietary models, vast descriptive terms and conditions databases, as well as extensive quality control programs.

Accounts payable and accrued liabilities are carried at cost, which approximates fair value due to the short-term nature of these financial instruments.

Fair Value of Convertible Notes

The fair value of the Convertible Notes is determined based upon data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments and is included in Level 2 of the fair value hierarchy. See Note 8 for information about the determination of the carrying value of the Convertible Notes at March 31, 2019.

Fair Value of Derivative Liability

The fair value of the derivative liability related to the purchase option under which CSL could acquire the Company’s interest in Vitaeris (see Note 5) was $2.6 million as of March 31, 2019. In accordance with ASC 815, Derivatives and Hedging, the fair value of a derivative is required to be recorded on the balance sheet with any changes in fair value recorded in earnings. The determination of the fair value requires judgment based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.

7.	Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	March 31,	December 31,
	2019	2018
	(in thousands)
Loss contingency – vendor contract termination (Note 12)	$26,000	$—
Compensation and benefits	6,606	9,260
Contracted research and development	4,161	5,655
Professional services and other	4,722	1,307
Interest on 2025 convertible senior notes	1,198	2,995
	$42,687	$19,217

8.	2025 Convertible Senior Notes, Net

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

2.

during the five business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of the Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on each such trading day;

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

In accordance with accounting guidance for debt with conversion and other options, the Company separately accounted for the embedded conversion feature of the Convertible Notes by allocating the proceeds between the liability component and the Equity Component, due to the Company’s ability to settle the Convertible Notes in cash, common stock or a combination of cash and common stock, at its option. The initial amount of the liability component of $177.6 million was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature and the residual between the proceeds from the issuance of $287.5 million and the fair value of the liability of $177.6 million is allocated to the Equity Component, which was recorded at $109.9 million and recognized as a debt discount. In addition, the Company incurred approximately $9.8 million of debt issuance costs, which primarily consisted of underwriting, legal and other professional fees. The issuance costs were allocated to the liability component and Equity Component proportionally based on the allocation of total proceeds.  A total of $3.7 million was allocated to the Equity Component and recorded as a reduction to additional paid-in capital and $6.1 million was allocated to the liability component and is recorded as a reduction of the Convertible Notes in the Company’s condensed consolidated balance sheet.

The debt discount and the issuance costs will be amortized to interest expense using the effective interest method over seven years, the expected life of the Convertible Notes as discussed below. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. During the three months ended March 31, 2019 and 2018, the Company recorded $3.0 million and $1.7 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs.

While the Convertible Notes are classified on the Company’s condensed consolidated balance sheet at March 31, 2019 as long-term, the resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. In the event that the holders of the Convertible Notes have the election to convert the Convertible Notes or the Convertible Notes become redeemable at any time during the prescribed measurement period, the Convertible Notes would then be considered a current obligation and classified as such.

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

The outstanding balances of the Convertible Notes as of March 31, 2019 consisted of the following:

2025 Convertible Senior Notes
(in thousands)
Liability component:
Principal	$287,500
Less: unamortized debt discount and issuance costs	(102,354)
Net carrying amount of Liability Component	$185,146

Net carrying amount of Equity Component	$106,148

The Company determined the expected life of the Convertible Notes was equal to its seven-year term and the effective interest rate on the liability component was 10.6%. As of March 31, 2019, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes is based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of March 31, 2019 was approximately $274.4 million.

The following table sets forth total interest expense recognized related to the Convertible Notes during the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Contractual interest expense	$1,796	$1,162
Amortization of debt discount and issuance costs	3,042	1,689
Total interest expense	$4,838	$2,851

Future minimum payments including interest on our long-term debt as of March 31, 2019 were as follows:

Years ended December 31,	Future Minimum Payments
(in thousands)
2019	$3,594
2020	7,188
2021	7,188
2022	7,188
2023	7,188
2024 and thereafter	298,279
Total minimum payments	330,625
Less: interest	(43,125)
Less: unamortized discount and issuance costs	(102,354)
Less: current portion	—
2025 convertible senior notes, net	$185,146

9.	Convertible Preferred Stock

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

Dividends

The holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year. In the three months ended March 31, 2019, the Company accrued an aggregate of $1.3 million in dividends on convertible preferred stock, or $1.72 per weighted average share of convertible preferred stock. The dividends are payable in additional shares of convertible preferred stock and/or cash at the Company’s option.

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

Pursuant to applicable accounting standards, the warrant was considered a freestanding financial instrument, which is a financial liability and requires initial and subsequent measurements at fair value. The warrant was determined to have immaterial fair value initially and subsequently at March 31, 2019.

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

 In accordance with ASC 470-20, the Company recognized a beneficial conversion feature representing a conversion right with an effective conversion price less than the market price of the underlying stock at the commitment date of January 12, 2018. The beneficial conversion feature of $29.5 million was recognized by allocating the intrinsic value of the conversion option, which is the number of shares of common stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of common stock per share on the commitment date, to additional paid-in capital. On the last trading day prior to the entering into the Purchase Agreement, the closing price of the Company’s common stock was $12.95 per share.  The transaction closed on January 12, 2018, at which time last closing price of the Company’s common stock was $17.85 per share, which is the value used in calculating the intrinsic value of the beneficial conversion feature.  Since the convertible preferred stock is currently convertible at holder’s option, the Company immediately accreted the full amount of discount created by allocation of proceeds to the beneficial conversion feature and recognized as a deemed dividend to the convertible preferred stockholders.

10.	Leases

Under two real estate operating lease agreements, the Company leases office space in three adjacent buildings in Bothell, Washington, for its research and development and administrative activities under leases that will expire on July 31, 2023. The leases include an option to extend the lease for an additional three years. None of these optional periods have been included in the determination of the lease term as the Company is not reasonably certain that it would exercise any such options. The lease agreements include escalating rental payments and common area maintenance charges. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

Supplemental balance sheet information related to leases was as follows:

March 31,
2019
(in thousands)
Assets
Long-term
Right of use assets	$4,693

Liabilities
Current operating lease liabilities	$946
Long-term operating lease liabilities	4,321
Total operating lease liabilities	$5,267

March 31,
2019
Weighted-average remaining lease term (years)	4.3
Weighted-average discount rate	10.3%

For the three months ended March 31, 2019, the Company recorded $0.3 million of operating lease cost, $0.1 million of variable lease cost, and $21,000 of short-term lease cost. The lease expense for the three months ended March 31, 2018 is $0.3 million. Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2019 was $0.2 million.

The table below reconciles the undiscounted cash flows to the operating lease liabilities recorded on the consolidated balance sheet as of March 31, 2019.

Years ended December 31,	(in thousands)
2019 (excluding three months ended March 31, 2019)	$1,079
2020	1,477
2021	1,521
2022	1,568
2023	938
Total minimum payments	6,583
Less: amount of lease payments representing interest	(1,316)
Present value of future lease payments	5,267
Less: current lease liabilities	(946)
Noncurrent lease liabilities	$4,321

Future aggregate minimum payments under noncancelable operating leases are as follows:

Years ended December 31,	(in thousands)
2019	$1,434
2020	1,477
2021	1,521
2022	1,568
2023	938
Total minimum lease payments	$6,938

11.	Teva License Agreement

On January 5, 2018, the Company entered into a Settlement and License Agreement with Teva Pharmaceuticals International GmbH (“Teva GmbH”). Under the terms of the Settlement and License Agreement, the Company received a non-exclusive license to Teva’s calcitonin gene-related peptide (“CGRP”) patent portfolio for the development, manufacturing and commercialization of eptinezumab in the U.S. and worldwide, excluding Japan and Korea. While the agreement does not provide the Company with a license for Japan and Korea, the Company believes it has freedom to develop, manufacture and commercialize eptinezumab in these countries.

Upon the execution of the agreement, the Company made an immediate one-time, non-refundable payment of $25 million, which was included in research and development expense in the Company’s condensed consolidated statement of operations. In addition, a second one-time, non-refundable payment of $25 million is payable upon the approval of a Biologics License Application (“BLA”) for eptinezumab with the U.S. Food and Drug Administration (“FDA”) or of an earlier equivalent filing with a regulatory authority elsewhere in the license territory in which Teva GmbH licensed patents exist. The Company is also obligated to pay $75 million at each of two sales-related milestones (at $1 billion and $2 billion in annual sales) and to provide certain royalty payments on net sales at rates from 5% to 7% following the commercial launch of eptinezumab.

12.	Loss Contingency

In February 2019, the Company terminated for breach a contract manufacturing agreement for the delivery of future services.  The vendor has disputed the termination and in April 2019 filed for arbitration. Accounting Standards Codification 450 (Contingencies) requires the Company to evaluate both the probability of a loss and whether an amount of loss can be reasonably estimated.  While the Company believes it is not obligated to make any payments for future services under the agreement, including any portion of the amount accrued, the ultimate resolution of the matter could result in a loss of up to $26 million in excess of the amount accrued.

13.	Subsequent Events

Subsequent to March 31, 2019, the FDA accepted the BLA for eptinezumab for review. As a result, a portion of the Company’s performance-based restricted stock unit awards under its long-term incentive plan vested and certain performance-based stock options vested. The estimated stock-based compensation expense recognized by the Company is approximately $4.7 million.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in Part I, Item 1 of this report and our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K, or 2018 Form 10-K.

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

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our solely-owned lead investigational product candidate, in order to maximize its therapeutic and commercial potential. On February 21, 2019, we submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for eptinezumab for the prevention of migraine.  The submission follows the successful completion of our pivotal trial program for eptinezumab, consisting of PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), a Phase 3 clinical trial evaluating eptinezumab for the prevention of frequent episodic migraine, and PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), a Phase 3 clinical trial evaluating eptinezumab for the prevention of chronic migraine. On April 22, 2019, we announced that the FDA accepted the BLA for review.  The FDA has set the Prescription Drug User Fee Act (PDUFA) target action date of February 21, 2020. If the FDA grants approval of eptinezumab, Alder anticipates a commercial launch in the first quarter of 2020.

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
3.	Sustained: Migraine free days sustained for 3 months following a single administration
4.	Safety and tolerability profile similar to placebo and consistent with earlier eptinezumab studies

Assuming eptinezumab administered via infusion is approved by the FDA, we plan to focus our initial commercialization efforts on procedure oriented headache specialists in the United States with a specialty sales force sizing of approximately 75 to 100. We believe that these procedure oriented headache specialists comprise neurologists, pain specialists and primary care physicians and treat the highest proportion of the five million to seven million highly impacted migraine patients described above. We estimate this group of procedure oriented headache specialists to number approximately 3,000 physicians. Our market research suggests that eptinezumab is well-positioned for adoption by physicians in this group due to eptinezumab’s clinical profile and mode of delivery via infusion. They also value patient adherence benefits associated with supervised administration by quarterly infusion and they have an infrastructure in place for patient flow, supply and reimbursement. We estimate that 94% of these physicians have previously prescribed an infusion therapy for migraine or other conditions within practice, hospital, or free-standing infusion centers.

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

We believe ALD1910 holds potential as a migraine treatment and could provide an important new therapeutic option to migraine patients and their physicians. We are advancing ALD1910 through toxicology studies to enable Phase 1 studies, which we expect to initiate by the end of 2019 and subsequently support an investigational new drug (IND) application with the FDA.

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

Eptinezumab pivotal trial results

Overview

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

PROMISE 2 (Chronic Migraine)

This Phase 3 double-blind, placebo-controlled, randomized global clinical trial evaluating the safety and efficacy of eptinezumab for chronic migraine prevention. In the study, 1,072 patients were randomized to receive eptinezumab (300mg or 100mg) or placebo administered via infusion once every 3 months for 6 months. To be eligible for the trial, patients must have experienced at least 15 headache days per month, of which at least eight met criteria for migraine. Patients that participated in the trial had an average of 16.1 migraine days per month at baseline. The primary endpoint was the mean change from baseline in monthly migraine days over the first 12 weeks of follow-up. Secondary study endpoints assessed through 12 weeks included reduction from baseline (the daily mean migraine prevalence over the 28-day screening period) in daily migraine prevalence on Day 1 and Days 1-28 post-infusion, reductions of ≥50%, ≥75%, and 100% from baseline in mean monthly migraine days, change from baseline in mean monthly acute migraine-specific (triptan or ergotamine) medication days, and reductions from baseline in patient-reported impact scores on the Headache Impact Test (HIT-6).

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

After the second quarterly infusion, a 100% reduction in mean monthly migraine days was achieved by 20.8 percent (300mg) and 17.8 percent (100mg) of patients treated on average, for months 4, 5 and 6, compared to 9.3 percent for placebo.

After the second quarterly infusion, 64.0 percent and 61.0 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved a 50 percent or greater reduction of mean monthly migraine days from baseline, compared to 44.0 percent for placebo; and 43.1 percent and 39.3 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved a 75 percent or greater reduction of mean monthly migraine days from baseline, compared to 23.8 percent for placebo-treated patients.

The observed safety profile in PROMISE 2 was consistent with previously reported eptinezumab studies. Adverse event rates among eptinezumab-treated subjects were similar to placebo-treated subjects. The most commonly reported adverse events for eptinezumab, occurring at an incidence of 2.0% or greater, were nasopharyngitis (7.4 percent), upper respiratory infection (4.8 percent), nausea (2.5 percent) and urinary tract infection (2.8 percent), sinusitis (2.3 percent), migraine (2.0 percent) and fatigue (2.0 percent).

PROMISE 1 (Episodic Migraine)

This Phase 3 double-blind, placebo-controlled, randomized global clinical trial evaluated the safety and efficacy of eptinezumab for episodic migraine prevention. In the study, 888 patients were randomized to receive eptinezumab (300mg, 100mg or 30mg), or placebo administered by infusion once every 12 weeks for a full year. To be eligible for the trial, patients must have experienced at ☐ 14 headache days per month, of which at least four met the criteria for migraine. The primary endpoint was the mean change from baseline in monthly migraine days over the 12-week, double-blind treatment period. Key secondary study endpoints assessed through 12 weeks included reduction from baseline (the daily mean migraine prevalence over the 28-day screening period) in migraine prevalence on Day 1 and reduction of at least 50% and 75% from baseline in mean monthly migraine days.

In June 2017, we announced that eptinezumab met primary and key secondary endpoints with very high statistical significance vs. placebo. The primary endpoint, demonstrating statistically significant reductions in monthly migraine days from baseline (average of 8.6 days) over weeks 1 through 12, was met with a reduction of 4.3 monthly migraine days for 300mg (p=0.0001) and 3.9 days for 100mg (p=0.0182) compared to an average 3.2 days for placebo. The key secondary endpoints and other endpoints met included:

•	Secondary endpoints evaluated over the first 12 weeks following the first quarterly dose include:
•

Migraine prevalence Day 1 post-infusion: 54.9 percent reduction (300mg, p=0.0159, unadjusted), and 52.3 percent (100mg, p=0.0312, unadjusted) in migraine risk from baseline on Day 1 post-infusion compared to 24.5 percent for placebo.

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

•

75% responder rates for weeks 1 through 12: 29.7 percent (300mg, p=0.0007) and 22.2 percent (100mg, not statistically significant) of patients achieved 75 percent or greater reduction in monthly migraine days from baseline compared to 16.2 percent for placebo.

•	Secondary endpoints demonstrated sustained or increased efficacy following a second quarterly dose of eptinezumab:

•75% responder rates for weeks 13 through 24: 40.1 percent (300mg) and 33.5 percent (100mg) of patients achieved 75 percent or greater reduction in monthly migraine days from baseline compared to 24.8 percent for placebo.

•100% responder rates for weeks 1 through 12 (post hoc analysis): A 100% reduction in monthly migraine days (reducing the number of migraine days per month to 0) was achieved by 16.8 percent (300mg) and 11.4 percent (100mg) of patients treated on average, for months 1, 2 and 3, compared to 9.1 percent for placebo.

•100% responder rates for weeks 13 through 24 (post hoc analysis): A 100% reduction in monthly migraine days (reducing the number of migraine days per month to 0) was achieved by 24.5 percent (300mg) and 19.7 percent (100mg) of patients treated on average, for months 4, 5 and 6, compared to 14.3 percent for placebo.

In June 2018, we presented updated data from PROMISE 1 at the American Headache Society 60th Annual Scientific Meeting, including year-long efficacy data. At one year after the third and fourth quarterly infusions, patients treated with 300mg or 100mg of eptinezumab experienced sustained or increased efficacy with 5.4 and 4.6 fewer monthly migraine days, respectively, from baseline compared to 4.0 fewer monthly migraine days for placebo-treated patients.

After the third and fourth quarterly infusions, a 100% reduction in monthly migraine days was achieved by 30.7 percent (300mg) and 26.8 percent (100mg) of patients treated on average, for months 7, 8, 9, 10, 11 and 12, compared to 20.5 percent for placebo. After the fourth quarterly infusion, a 100% reduction in monthly migraine days was achieved by 33.8 percent (300mg) and 27.7 percent (100mg) of patients treated on average, for months 10, 11 and 12, compared to 22.7 percent for placebo.

At one year after the third and fourth infusions, 69.8 percent and 64.7 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved 50 percent or greater reduction of monthly migraine days from baseline over months 10 through 12, compared to 55.4 percent for placebo; and 54.1 percent and 39.4 percent of patients treated with 300mg or 100mg of eptinezumab, respectively, achieved 75 percent or greater reduction of monthly migraine days from baseline over months 10 through 12, compared to 39.6 percent for placebo.

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

Financial Operations Overview

Revenues

We did not recognize any revenue for the three months ended March 31, 2019 and 2018. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expense on the 2.5% Convertible Senior Notes due 2025, (the “Convertible Notes”), and the change in fair value of the derivative liability. We anticipate other expenses to increase due to interest expense on the Convertible Notes.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Revenue

We did not recognize any revenue for the three months ended March 31, 2019 and 2018.

Research and Development Expenses

Research and development expenses incurred in the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	March 31,
	2019	2018	% change
	(dollars in thousands)
External costs:
Eptinezumab	$46,056	$53,117	(13%)
ALD1910	1,016	3,367	(70%)
Unallocated internal costs:
Preclinical discovery and development	5,773	4,876	18%
Pharmaceutical operations	7,772	6,703	16%
Clinical development	8,972	5,985	50%
Total research and development expenses	$69,589	$74,048	(6%)

Research and development expenses decreased by $4.5 million, or 6%, for the three months ended March 31, 2019 compared to the same period in 2018. During the three months ended March 31, 2019, external costs incurred for eptinezumab decreased by $7.1 million, or 13%.  External costs for eptinezumab decreased primarily due to the $25 million initial payment to Teva GmbH under our settlement and license agreement in January 2018 and a decrease in clinical trial expenses by $14.4 million due to the completion of patient treatments for several of our clinical trials, offset by an increase of $32.1 million in manufacturing costs. We expect our manufacturing costs to increase in subsequent quarters in preparation for commercial supply. Unallocated internal costs increased by $5.0 million primarily due to an increase of $4.5 million in professional fees and compensation to support our commercial development.

General and Administrative Expenses

General and administrative expenses increased by $32.8 million, or 282%, for the three months ended March 31, 2019 compared to the same period of 2018. The increase was primarily attributable to a provision for a loss contingency of $26 million, as discussed in Notes 7 and 12 to our condensed consolidated financial statements, and an increase in professional and general services fees of $6.7 million primarily related to activities to support commercial readiness activities.

Interest Income

The increase in interest income for the three months ended March 31, 2019, was primarily due to higher average balances of cash, cash equivalents, investments and restricted cash compared to the same period of 2018.

Interest Expense

Interest expense was $4.8 million and $2.9 million for three months ended March 31, 2019 and 2018, respectively, related to the Convertible Notes and the associated accretion of debt discount and issuance costs.

Change in Fair Value of Derivative Liability

The derivative liability is related to the purchase option agreement which grants CSL an option, under certain conditions, to purchase our interest in Vitaeris. We recognized $1.0 million in the change in fair value of the derivative liability for the three months ended March 31, 2019. There was no change in fair value of the derivative liability in the three months ended March 31, 2018.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag.  Beginning in the first quarter of 2018, our share of Vitaeris’ net losses exceeded the carrying value of our investment, and we suspended recognizing additional losses.  We did not recognize any equity in net loss for the three months ended March 31, 2019. We recognized $0.2 million in equity in net loss for the three months ended March 31, 2018.

Deemed Dividend on Convertible Preferred Stock Attributable to Accretion of Beneficial Conversion Feature

In January 2018, we completed a private placement of 725,268 shares of convertible preferred stock with certain institutional and other accredited investors. The deemed dividend of $29.5 million in the three months ended March 31, 2018 relates to the accretion of the beneficial conversion feature, which is the difference between the effective conversion price and the fair value of our common stock, calculated by using the closing trading price on the closing date of the offering, multiplied by the number of shares of common stock into which the preferred stock was initially convertible.

Dividends on Convertible Preferred Stock

Holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year, payable in additional shares of convertible preferred stock and/or cash at our option and as permitted by the Certificate of Designation of Preferences, Rights and Limitations.

We recorded $1.3 million and $1.1 million in dividends on preferred stock in the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities, debt securities and payments from our former collaboration partners.

As of March 31, 2019, we had an accumulated deficit of $1.1 billion and cash, cash equivalents and investments of $474.6 million, consisting of cash, money market funds and U.S. government agency obligations, and restricted cash of $23.9 million. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents, investments and restricted cash as of March 31, 2019 will be sufficient to meet our projected operating requirements through the anticipated launch of eptinezumab and into the latter part of 2020. These operating requirements consist principally of expenditures related to the establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates. We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. In January 2019, we entered into an equity distribution agreement to commence an “at-the-market” offering program, or the ATM program, under which we are permitted to offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $100 million. As of the date of this filing, we have not raised any funds through the ATM program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates. Our future funding requirements will depend on many factors, as we:

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(74,576)	$(74,095)
Net cash used in investing activities	(28,035)	(176,231)
Net cash provided by financing activities	159,737	375,386

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and changes in the components of working capital.  Net cash used in operating activities was $74.6 million in the three months ended March 31, 2019, compared to $74.1 million during the same period in 2018. Although there was an increase of $30.9 million in net loss in the 2019 period compared to the same period of 2018, this was offset by a decrease in the change in accounts payable and accrued liabilities of $28.4 million. This was also offset by other non-cash adjustments including an increase in the accretion of discount on convertible notes of $1.4 million and a change in the fair value of derivative liability of $1.0 million.

Cash Used in Investing Activities

Net cash used in investing activities was $28.0 million in the three months ended March 31, 2019 compared to net cash used in investing activities of $176.2 million during the same period in 2018. The decrease of $148.2 million in net cash used by investing activities was primarily due to lower purchases of investments offset by lower proceeds of maturities and sales of investments. Purchases of equipment increased by $0.1 million in the three months ended March 31, 2019 compared to the same period in 2018.

Cash Provided by Financing Activities

Net cash provided by financing activities was $159.7 million in the three months ended March 31, 2019 was primarily due to the March 2019 public offering in which we received approximately $159.3 million net of underwriting discounts and commissions, placement agent fees, and offering costs and $0.4 million from the exercise of stock options.

Net cash provided by financing activities of $375.4 million in the three months ended March 31, 2018 was due to the January 2018 issuance of convertible preferred stock and the February 2018 issuance of Convertible Notes in which we received proceeds of $97.7 million and $277.7 million, respectively, net of offering costs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2019.

Contractual Obligations

Our contractual obligations as of March 31, 2019 were as follows:

		For the years ended March 31,
	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Convertible debt obligation(1)	$330,625	$7,188	$7,188	$7,188	$7,188	$7,188	$294,685
Operating leases(2)	6,472	1,335	1,488	1,532	1,579	538	—
License agreements(2)	655	60	60	60	60	60	355
Purchase obligations(3)	4,017	4,017	—	—	—	—	—
Contract manufacturing obligations(4)	35,048	35,005	26	13	4	—	—
Total contractual obligations	$376,817	$47,605	$8,762	$8,793	$8,831	$7,786	$295,040

(1)	Represents future minimum payments of interest and principal under the Convertible Notes.
(2)

Represents future minimum lease payments under our non-cancelable facility leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. $5.3 million of these future payments are recorded as a lease liability in our condensed consolidated balance sheets as of March 31, 2019.

(3)

Some of our licensing agreements obligate us to pay a royalty on net sales of products utilizing licensed technology. Such royalties are dependent on future product sales and are not provided for in the table above as they are not estimable.

(4)

We enter into agreements in the normal course of business for commercial readiness activities, research and development and other services for operating purposes, which are cancelable at any time by us, generally upon 30 days prior written notice. These payments are not included in this table of contractual obligations.

(5)

Represents contractual obligations related to manufacturing our product candidates for use in our clinical trials or commercial use, if approved. We expect to incur additional purchase obligations relating to future purchase orders under such agreements.

Certain contract manufacturing obligations may be cancelled three to 12 months prior to the commencement date of the manufacturing campaign. Although the payment of the cancellation fee will generally be due at the scheduled commencement date, we may record the manufacturing expense and related obligation as an accrued liability at the time of cancellation.

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

On January 1, 2019, we adopted ASU-2016-02, Leases and ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting.  For a discussion of our accounting policies, please see Note 2 to our condensed consolidated financial statements, which are included in this report.  There have been no other significant and material changes in our critical accounting policies during the three months ended March 31, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our 2018 Form 10-K. We believe that the accounting policies discussed in our 2018 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of March 31, 2019, we had cash, cash equivalents, investments and restricted cash of $498.5 million consisting of cash, money market funds, and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $1.8 million in the fair value of our investments as of March 31, 2019. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.9 million over the next twelve months based on our investment balance at March 31, 2019.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom, Switzerland and Austria. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of March 31, 2019, we held the U.S. dollar equivalent of approximately $1.2 million in foreign currencies. A hypothetical 10% change in the exchange rate between the U.S. dollar and Swiss francs, Australian dollars, and Euros from the March 31, 2019 rate would have increased / decreased our total unrealized foreign currency loss on our holdings by approximately $0.1 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. We recorded net foreign currency gains of $0.1 million in both of the three month periods ended March 31, 2019 and 2018.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) prior to the filing of this quarterly report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were, in design and operation, effective.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2019, we terminated a Development and Manufacturing Services Agreement, dated February 26, 2016, as amended (DMSA), with Lonza Ltd. (Lonza), based on material breaches of that agreement by Lonza. On April 19, 2019, Lonza filed a Statement of Claim and Demand for Arbitration with the American Arbitration Association in New York, NY, in which Lonza asserts claims for breach of contract and declaratory judgment arising from the termination. Lonza disputes the material breaches asserted by us, denies that we are entitled to terminate the DMSA without further payment, and seeks monetary damages representing Lonza’s calculation of the fee due upon termination for convenience. See Note 7 – Accrued Liabilities and Note 12 – Loss Contingency of our condensed consolidated financial statements regarding our accounting treatment and estimated range of losses. We have not yet responded to Lonza’s arbitration demand, but believe Lonza’s claims are without merit and intend to deny any liability and vigorously defend against Lonza’s claims. We further intend to assert counterclaims arising from Lonza’s breach of the DMSA.

Other than as set forth above, there were no material changes with respect to the matters disclosed in “Item 3. Legal Proceedings” in our 2018 Form 10-K during the period covered by this report.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the three months ended March 31, 2019, our net loss applicable to common stockholders was $119.2 million, and as of March 31, 2019, we had an accumulated deficit of $1.1 billion.

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

As of March 31, 2019, we had $474.6 million in cash, cash equivalents and investments, and $23.9 million in restricted cash. We believe that our available cash, cash equivalents, investments and restricted cash as of March 31, 2019 will be sufficient to meet our projected operating requirements through the anticipated launch of eptinezumab and into the latter part of 2020. These operating requirements consist principally of expenditures related to the establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute or sustain the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates.

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

On December 22, 2017, President Trump signed into law the TCJA, which significantly changes the Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Any federal net operating loss carryovers created in 2018 and thereafter will be carried forward indefinitely pursuant to the TCJA. We continue to examine the impact this tax legislation may have on our business. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA is uncertain and our business and financial condition could be adversely affected. The impact of the TCJA on holders of our securities is also uncertain and could be adverse.

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

The clinical development, manufacturing, labeling, packaging, storage, recordkeeping, advertising, promotion, export, import, marketing and distribution and other possible activities relating to eptinezumab, ALD1910 and any other product candidate that we may develop in the future are subject to extensive regulation in the United States. Biologics, like eptinezumab, require the submission of a Biologics License Application, or BLA, to the FDA and such product candidates are not permitted to be marketed in the United States until approval from the FDA of a BLA for that product has been obtained. A BLA must be supported by extensive preclinical and clinical data, as well as extensive information regarding chemistry, manufacturing and controls, or CMC, sufficient to demonstrate the safety, purity, potency and effectiveness of the applicable product candidate to the satisfaction of the FDA. On February 21, 2019, we submitted a BLA to the FDA for eptinezumab for the prevention of migraine, and on April 22, 2019, we announced that the FDA accepted the BLA for review. The FDA has set the Prescription Drug User Fee Act (PDUFA) target action date of February 21, 2020. Prior to the submission of this BLA, we had never submitted an application for approval for any product. We have never obtained FDA approval for any product. This lack of experience may impede our ability to obtain FDA approval in a timely manner, if at all, for eptinezumab, ALD1910 and our future product candidates.  The BLA may be subject to advisory committee input, which may be unfavorable to approval and may adversely impact our stock price.  FDA may extend or be unable to meet its PDUFA goal date for the BLA, and may issue a complete response letter, rather than an approval.

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

Eptinezumab, if approved, will compete with three CGRP inhibiting therapies that received FDA approval in 2018 for the preventive treatment of migraine in adults, with data spanning both episodic and chronic migraine:  Amgen’s Aimovig (erenumab), Lilly’s Emgality (galcanezumab) and Teva’s Ajovy (fremanezumab). Each of these agents disrupts CGRP signaling either by binding to the CGRP receptor (Aimovig) or to the CGRP ligand (Ajovy and Emgality), and all are self-administered via subcutaneous injection either monthly (Aimovig, Emgality and Ajovy) or quarterly (Ajovy). In clinical studies, these agents reduced monthly migraine days by 2.9 – 6.6 days, with efficacy documented 1 month following injection. While we believe that there is a significant opportunity for eptinezumab, our penetration could be limited by the availability of these therapies, which will have been on the market well in advance of eptinezumab if approved.  Eptinezumab will also compete with beta blockers that are approved for prevention of episodic and chronic migraine such as propranolol, marketed by Wyeth, and other treatments such as topiramate, marketed by Johnson & Johnson, and sodium valproate, marketed by Divalproex. In addition, Botox, marketed by Allergan, is approved for the prevention of chronic migraine. We are also aware of several oral small-molecule CGRP inhibiting therapies currently in development that if approved could compete with eptinezumab, including Allergan’s atogepant and Biohaven’s rimegepant and BHV‑3500.  Patients also may be elect to use cheaper generic abortive medications such as triptans, which could limit eptinezumab market penetration in the migraine prevention marketplace.

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

We currently do not own facilities for manufacturing our product candidates and we rely upon third-party CMOs to manufacture and supply drug product for clinical and commercial uses, including a single supplier of eptinezumab drug substance for the commercial launch of eptinezumab, if approved. The manufacture of pharmaceutical products in compliance with the FDA’s current good manufacturing practices, or cGMP, requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, including difficulties with production costs and yields, quality control, including stability of the product candidate and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced cGMP requirements, other federal and state regulatory requirements and foreign regulations. If our manufacturers were to encounter any of these difficulties or otherwise fail to comply with their obligations to us or under applicable regulations, our ability to provide drugs for commercial sale, if approved, and study drugs in our clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial materials could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial programs and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

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

EU Member States, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is governed by the EU General Data Protection Regulation, or the GDPR, which became effective in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

From time to time in the ordinary course of business we have been and in the future may become involved in various lawsuits, claims, proceedings and contractual disputes relating to the conduct of our business.  For example, as described in “Item 1. Legal Proceedings” of this report, in February 2019, we terminated the DMSA with Lonza, based on material breaches of that agreement by Lonza. We believe we are not obligated to make any payments for future services under the agreement, including any portion of the amount accrued. We have accrued $26 million for the termination-related costs, although Lonza has asserted the remaining amount owed under the contract is significantly higher than our estimated amount. See Note 7 – Accrued Liabilities and Note 12 – Loss Contingency of our condensed consolidated financial statements regarding our accounting treatment and estimated range of losses. This contract dispute, and any future lawsuits, claims, proceedings or other disputes, are subject to inherent uncertainties, and the actual costs to be incurred relating to such disputes may be impacted by unknown factors. The outcome of litigation or other disputes is necessarily uncertain, and we could be forced to expend significant resources in the management or defense of, or negotiation related to, litigation or other disputes, and we may not prevail. Managing and defending against legal actions and disputes can be time-

consuming for our management and detract from our ability to fully focus our internal resources on our business activities, which could result in delays of our clinical trials or our development and commercialization efforts. In addition, we may incur substantial legal fees and costs in connection with these and potential future litigations and disputes. Decisions adverse to our interests in any litigation or dispute could result in the payment of substantial amounts, which could be in excess of any amounts we have estimated or reserved in our financial statements, or could have a material adverse effect on our business.

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

A substantial number of shares of our common stock is reserved for issuance upon conversion of shares of our convertible preferred stock and the Convertible Notes.  In addition, as of March 31, 2019, we had options and restricted stock awards outstanding that, if fully exercised or vested, as applicable, would result in the issuance of 13,616,218 shares of common stock. As of March 31, 2019, there were also 1,000,730 shares of common stock reserved for issuance under our 2014 Equity Incentive Plan and 2,391,761 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. As of March 31, 2019, there were 1,090,000 shares of common stock reserved for issuance under our 2018 Inducement Award Plan. All of the shares of common stock issuable pursuant to our equity compensation plans have been or will be registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

The existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Moreover, as of March 31, 2019, holders of an aggregate of up to approximately 3.7 million of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, in connection with our January 2018 issuance of convertible preferred stock to Redmile, we entered into a registration rights agreement with Redmile. Under the registration rights agreement, we filed a prospectus supplement under our current registration statement on Form S-3 (SEC File No. 333-216199), and are required to file, if needed, one or more additional registration statements, as permissible and necessary, for the resale of the shares of our common stock issued or issuable upon conversion of the convertible preferred stock and a warrant to purchase an aggregate of 75,000 shares of convertible preferred stock that we may be required to issue to Redmile. In addition, in connection with our March 2019 private placement of common stock, we entered into a registration rights agreement with Redmile. Under the registration rights agreement, we agreed to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of our common stock issued to Redmile in such private placement.

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

Item 6.	Exhibits
Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.	8-K	001-36431	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.	S-1	333-194672	3.5	April 25, 2014
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock of Alder BioPharmaceuticals, dated January 12, 2018.	8-K	001-36431	3.1	January 19, 2018
4.1	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.1	March 19, 2014
4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.2	April 25, 2014
4.3	Form of Common Stock Certificate.	S-1	333-201201	4.3	December 22, 2014
4.4	Registration Rights Agreement by and between Alder BioPharmaceuticals, Inc. and the buyers listed on the Schedule of Buyers thereto, dated January 12, 2018.	8-K	001-36431	4.1	January 19, 2018
4.5	Base Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee.	8-K	001-36431	4.1	February 1, 2018
4.6	First Supplemental Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% convertible senior notes due 2025).	8-K	001-36431	4.2	February 1, 2018
4.7	Registration Rights Agreement by and between Alder BioPharmaceuticals, Inc. and the buyers listed on the Schedule of Buyers thereto, dated March 4, 2019.	8-K	001-36431	4.1	March 5, 2019
10.1	Common Stock Purchase Agreement, dated February 26, 2019, by and between Alder BioPharmaceuticals, Inc., Redmile Group, LLC and certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC.	8-K	001-36431	10.1	March 1, 2019
10.2	Distribution Agreement, dated January 4, 2019, by and between Alder BioPharmaceuticals, Inc. and J.P. Morgan Securities LLC	8-K	001-36431	10.1	January 4, 2019
10.3+	Amendment to Offer Letter between Alder BioPharmaceuticals, Inc. and Carlos E. Campoy dated February 7, 2019.	10-K	001-36431	10.31	February 25, 2019
10.4+	Transition and Consulting Agreement between Alder BioPharmaceuticals, Inc. and John A. Latham, Ph.D. dated March 28, 2019.					X
10.5	Compensation Information for Non-Employee Directors.					X
10.6†	Amendment No. 5 to the Contract Manufacturing Agreement between Alder BioPharmaceuticals, Inc. and Sandoz GmbH, effective January 1, 2019.	10-K	001-36431	10.44	February 25, 2019
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).					X
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Alder BioPharmaceuticals, Inc.
Date: May 2, 2019	By:	/s/ Robert W. Azelby
Robert W. Azelby
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: May 2, 2019	By:	/s/ Carlos E. Campoy
Carlos E. Campoy
Chief Financial Officer
(Principal Financial Officer)