Form 10-Q
period 2019-06-30
ALDER BIOPHARMACEUTICALS INC
filed 2019-08-06
CIK 1423824

Can I

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 83,637,234 shares of common stock, $0.0001 par value per share, outstanding.

Alder BioPharmaceuticals, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

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

PART I. – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2019	2018
	(in thousands, except share and per share data)
Assets
Current assets
Cash and cash equivalents	$88,378	$87,865
Short-term investments	320,933	319,504
Restricted cash	31,341	5,000
Prepaid expenses and other assets	11,020	7,440
Total current assets	451,672	419,809
Property and equipment, net	6,403	6,400
Right of use assets	4,480	—
Other assets	12	30
Total assets	$462,567	$426,239
Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities
Accounts payable	$7,722	$8,945
Accrued liabilities	41,826	19,217
Operating lease liability	981	—
Deferred rent	—	74
Total current liabilities	50,529	28,236
Long-term operating lease liability	4,061	—
Long-term deferred rent	—	510
2025 convertible senior notes, net	188,323	182,104
Derivative liability	2,803	1,658
Total liabilities	245,716	212,508
Commitments and contingencies
Class A-1 convertible preferred stock; $0.0001 par value; 10,000,000 shares authorized; 779,776 and 760,753 shares issued and outstanding, respectively; liquidation preference of $107,516 and $104,893, respectively	106,546	103,755
Stockholders’ equity
Common stock; $0.0001 par value; 200,000,000 shares authorized; 83,609,492 and 68,410,576 shares issued and outstanding, respectively	8	7
Additional paid-in capital	1,250,629	1,074,963
Accumulated deficit	(1,140,283)	(963,938)
Accumulated other comprehensive loss	(49)	(1,056)
Total stockholders’ equity	110,305	109,976
Total liabilities, convertible preferred stock and stockholders’ equity	$462,567	$426,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands, except share and per share data)
Revenues
Collaboration and license agreements	$—	$—	$—	$—
Operating expenses
Research and development	34,125	52,818	103,714	126,866
General and administrative	21,633	11,911	66,131	23,464
Total operating expenses	55,758	64,729	169,845	150,330
Loss from operations	(55,758)	(64,729)	(169,845)	(150,330)
Other income (expense)
Interest income	2,492	2,533	4,458	4,176
Interest expense	(4,975)	(4,688)	(9,813)	(7,539)
Change in fair value of derivative liability	(170)	(1,505)	(1,145)	(1,505)
Total other income (expense), net	(2,653)	(3,660)	(6,500)	(4,868)
Net loss before equity in net loss of unconsolidated entity	(58,411)	(68,389)	(176,345)	(155,198)
Equity in net loss of unconsolidated entity	—	—	—	(222)
Net loss	$(58,411)	$(68,389)	$(176,345)	$(155,420)
Deemed dividends on convertible preferred stock attributable to accretion of beneficial conversion feature	—	—	—	(29,460)
Dividends on convertible preferred stock	(1,480)	(2,302)	(2,791)	(3,385)
Net loss applicable to common stockholders	$(59,891)	$(70,691)	$(179,136)	$(188,265)
Net loss per share applicable to common stockholders - basic and diluted	$(0.72)	$(1.04)	$(2.29)	$(2.77)
Weighted average number of common shares used in net loss per share - basic and diluted	83,479,867	67,966,066	78,297,180	67,905,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(58,411)	$(68,389)	$(176,345)	$(155,420)
Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale, net of tax	445	(386)	1,007	(1,263)
Total other comprehensive income (loss), net	445	(386)	1,007	(1,263)
Comprehensive loss	$(57,966)	$(68,775)	$(175,338)	$(156,683)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

	Class A-1 Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
			(in thousands, except for share data)
Balances at December 31, 2017	—	$—	67,842,942	$7	$946,869	$(667,509)	$(92)	$279,275
Net loss	—	—	—	—	—	(155,420)	—	(155,420)
Other comprehensive loss	—	—	—	—	—	—	(1,263)	(1,263)
Issuance of Class A-1 convertible preferred stock, net of issuance costs of $2.3 million	725,268	97,710	—	—	—	—	—	—
Beneficial conversion feature on Class A-1 convertible preferred stock	—	(29,460)	—	—	29,460	—	—	29,460
Deemed dividend on convertible preferred stock attributable to accretion of beneficial conversion feature	—	29,460	—	—	(29,460)	—	—	(29,460)
Paid-in-kind dividends on convertible preferred stock	16,927	3,385	—	—	(3,385)	—	—	(3,385)
Equity component of 2025 convertible senior notes	—	—	—	—	109,911	—	—	109,911
Equity component of deferred financing costs for 2025 convertible senior notes	—	—	—	—	(3,763)	—	—	(3,763)
Stock-based compensation	—	—	—	—	13,169	—	—	13,169
Exercise of stock options	—	—	233,562	—	426	—	—	426
Shares issued under employee stock purchase plan	—	—	76,570	—	716	—	—	716
Balances at June 30, 2018	742,195	$101,095	68,153,074	$7	$1,063,943	$(822,929)	$(1,355)	$239,666

Balances at December 31, 2018	760,753	$103,755	68,410,576	$7	$1,074,963	$(963,938)	$(1,056)	$109,976
Net loss	—	—	—	—	—	(176,345)	—	(176,345)
Paid-in-kind dividends on convertible preferred stock	19,023	2,791	—	—	(2,791)	—	—	(2,791)
Other comprehensive loss	—	—	—	—	—	—	1,007	1,007
Issuance of common stock, net of offering costs	—	—	14,739,130	1	159,097	—	—	159,098
Exercise of stock options	—	—	104,427	—	493	—	—	493
Restricted stock units vested, net	—	—	256,711	—	—	—	—	—
Shares issued under employee stock purchase plan	—	—	98,648	—	908	—	—	908
Stock-based compensation	—	—	—	—	17,959	—	—	17,959
Balances at June 30, 2019	779,776	$106,546	83,609,492	$8	$1,250,629	$(1,140,283)	$(49)	$110,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(176,345)	$(155,420)
Adjustments to reconcile net loss to net cash used in operating activities
Equity in net loss of unconsolidated entity	—	222
Depreciation and amortization	1,070	1,608
Stock-based compensation	17,959	13,169
Accretion of discount on convertible notes	6,219	4,544
Non-cash change in fair value of derivative liability	1,145	1,505
Other non-cash charges, net	(1,712)	(1,460)
Changes in operating assets and liabilities
Prepaid expenses and other assets	(3,562)	3,373
Accounts payable	(1,257)	8,026
Accrued liabilities	22,609	(2,083)
Deferred rent	—	(10)
Net cash used in operating activities	(133,874)	(126,526)
Investing activities
Purchases of investments	(64,022)	(487,031)
Proceeds from maturities of investments	65,290	193,000
Proceeds from sales of investments	—	83,184
Purchases of property and equipment	(1,039)	(277)
Net cash provided by (used in) investing activities	229	(211,124)
Financing activities
Proceeds from issuance of 2025 convertible senior notes, net of offering costs	—	277,656
Proceeds from issuance of convertible preferred stock, net of offering costs	—	97,710
Proceeds from issuance of common stock, net of offering costs	159,098	—
Proceeds from exercise of stock options and employee stock purchase plan	1,401	1,142
Net cash provided by financing activities	160,499	376,508
Net increase in cash, cash equivalents and restricted cash	26,854	38,858
Cash, cash equivalents and restricted cash
Beginning of period	92,865	86,896
End of period	$119,719	$125,754

Supplemental disclosures:
Cash paid for interest	$3,594	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$243	$246

The accompanying notes are an integral part of these condensed consolidated financial statements.

Alder BioPharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

1.	Nature of Business

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

Financings

On March 4, 2019, the Company completed an underwritten public offering of 13,000,000 shares of common stock, which included 1,695,652 shares issued pursuant to the underwriters’ exercise of their option to purchase additional shares. Concurrent with the public offering, the Company sold in a private placement 1,739,130 shares of common stock to the Redmile Group, LLC (a related party) and certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC. The Company received approximately $159.1 million in net proceeds from these offerings, after deducting underwriting discounts and commissions and placement agent fees of $10.2 million and offering expenses of approximately $0.2 million.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of the Company’s operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or for any other period.

Concentrations of Credit Risk

The Company is exposed to credit risk from its deposits of cash, cash equivalents, investments and restricted cash in excess of amounts insured by the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation.

Restricted Cash

The Company had restricted cash of $31.3 million as of June 30, 2019, classified as current assets. The funds are restricted pursuant to contractual agreements with third-party manufacturers for payments to be made under those agreements in 2019, or for security under standby letter of credit agreements which expire in 12 months or less.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets to the total of cash, cash equivalents and restricted cash shown in the condensed consolidated statement of cash flows.

	June 30,	December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$88,378	$87,865
Restricted cash	31,341	5,000
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$119,719	$92,865

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

Revenue Recognition

In May 2016, the Company licensed the exclusive worldwide rights to its product candidate clazakizumab to Vitaeris, Inc. (“Vitaeris”), a newly formed company based in Vancouver, British Columbia, Canada. In exchange for the rights to clazakizumab, the Company received an equity interest in Vitaeris and is eligible to receive royalties and certain other payments including revenue from the sale of drug supply inventory. The Company did not record any revenue under this agreement in the three and six months ended June 30, 2019 and 2018.

In the future, the Company may generate revenue from product sales and may enter into agreements with strategic partners for the development and commercialization of the Company’s product candidates under which revenues may consist of license fees, non-refundable upfront fees, milestones, funding of research and development activities, sales of drug supply, or other revenue. The Company could receive both fixed and variable consideration.

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

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU-2016-02, Leases. In July 2018, the FASB issued ASU 2018-10, Codification Improvements and ASU 2018-11, Targeted Improvements, to Topic 842 – Leases. In March 2019, the FASB issued ASU-2019-01, Codification Improvements. The Company adopted the standard on January 1, 2019 using the optional transition method. As such, the consolidated balance sheets and statements of operations for prior periods will not be comparable in the year of adoption of ASC 842. The Company did not elect the package of practical expedients permitted under the transition guidance within the standard. Accordingly, the Company reassessed the conclusion of whether the existing arrangements contain a lease, lease classification and initial direct costs under ASC 842. As a result of the reassessments performed, the Company has two real estate operating leases under ASC 842 described in Note 10. As a result of the adoption of ASC 842, the Company recorded $4.9 million of operating lease right of use (“ROU”) assets and a total of $5.5 million of lease liabilities on the consolidated balance sheets as of January 1, 2019.

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

Long-Term Incentive Plan

In January 2018, the Company established a long-term incentive plan (“LTIP”) which provides eligible employees with the opportunity to receive performance-based compensation comprised of restricted stock units. The vesting of the restricted stock units is contingent upon the achievement of pre-determined regulatory milestones. The Company records compensation expense over the estimated service period for a milestone when the achievement of the milestone is considered probable, which is assessed at each reporting date. Once a milestone is considered probable, the Company records compensation expense based on the portion of the service period elapsed to date with respect to that milestone, with a cumulative catch-up, net of estimated forfeitures, and recognizes remaining compensation expense, if any, over the remaining estimated service period. Compensation expense of $3.1 million has been recorded to date under the LTIP as certain conditions for recognizing expense have been met. As of June 30, 2019, the estimated potential value to be delivered in restricted stock units to participants eligible for the LTIP was approximately $5.9 million. The total potential value to be delivered under the LTIP is expected to change in the future.

2018 Inducement Award Plan

On June 11, 2018, the Company established the 2018 Inducement Award Plan (“Inducement Plan”). The Inducement Plan allows for the grant of options, restricted stock, restricted stock unit awards, and performance unit awards to new employees of the Company by granting an award to such new employee as an inducement to begin employment with the Company. On June 20, 2019, the Company’s Compensation Committee approved an increase of 1,000,000 shares for a total of 4,000,000 shares of its common stock reserved for issuance under the Inducement Plan. As of June 30, 2019, there were 1,655,000 shares available for issuance under the Inducement Plan.

Liquidity and Going Concern

The Company has an accumulated deficit as of June 30, 2019. To date, the Company has funded its operations primarily through sales and issuances of its capital stock, Convertible Notes and payments from its former collaboration partners, and will require substantial additional capital for research and product development. In January 2019, the Company entered into an equity distribution agreement to commence an “at the market” offering program, or the ATM program, under which the Company is permitted to offer and sell, from time to time, shares of common stock having a maximum aggregate offering price of up to $100 million. The ATM program will remain in full force and effect until the ATM program is terminated. The Company has not raised any funds through the ATM program. In March 2019, the Company completed an underwritten public offering of 13,000,000 shares of common stock concurrent with a private placement of 1,739,130 shares of common stock resulting in total net proceeds of $159.1 million, after deducting underwriting discounts and commissions, placement agent fees, and offering expenses.

The Company estimates the available cash, cash equivalents, investments and restricted cash as of June 30, 2019 will be sufficient to meet the Company’s projected operating requirements through the anticipated launch of eptinezumab and into the latter part of 2020. These operating requirements consist principally of expenditures related to the establishment of the eptinezumab commercial drug supply chain, continued build-out of the Company’s commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. The Company has based its estimate of the timing for its projected expenditures on assumptions that may prove to be wrong, and it could utilize its available capital resources sooner than it currently expects. Furthermore, the Company’s operating plans may change, and it may need additional funds to meet operational needs and capital requirements sooner than planned. The Company will need additional funding to execute and sustain the commercial launch of eptinezumab. The Company will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and its other product candidates. The Company expects to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that the Company will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. If such additional funding is not available on favorable terms or at all, the Company may need to delay or reduce the scope of its development programs or commercialization activities, or grant rights in the United States, as well as outside the United States, to its product candidates to one or more partners.

The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments: Credit Losses, as clarified in April 2019 with ASU 2019-04 and in June 2019 with ASU 2019-05. This amendment requires an entity to measure and recognize all expected credit losses for financial assets held and disclose significant estimates and judgments used in estimating those credit losses at the reporting date. This ASU will become effective for annual periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect of this new guidance on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net loss applicable to common stockholders (in thousands)	$(59,891)	$(70,691)	$(179,136)	$(188,265)
Denominator
Weighted average common shares outstanding - basic and diluted	83,479,867	67,966,066	78,297,180	67,905,804
Net loss per share applicable to common stockholders - basic and diluted	$(0.72)	$(1.04)	$(2.29)	$(2.77)

The following weighted average numbers of securities were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2019 and 2018 because including them would have had an anti-dilutive effect. Therefore, basic and diluted net loss per share were the same for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Common shares underlying 2025 convertible senior notes	14,197,526	14,197,531	14,197,526	11,643,135
Common shares underlying convertible preferred stock	7,630,525	7,254,541	7,619,091	6,812,845
Stock options, stock awards and shares under employee stock purchase plan	14,074,135	10,210,026	13,407,239	9,591,644
	35,902,186	31,662,098	35,223,856	28,047,624

4.	Investments

Investments consisted of available-for-sale securities as follows:

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Type of security as of June 30, 2019
U.S. government agency obligations maturing in one year or less	$320,980	$30	$(77)	$320,933

Type of security as of December 31, 2018
U.S. government agency obligations maturing in one year or less	$320,558	$—	$(1,054)	$319,504

Realized gains and losses are determined based on the specific identification method and are reported in other income in the condensed consolidated statement of operations. The Company had no realized gains or losses on sales of available-for-sale securities in the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company recorded $0.3 million in realized losses related to available-for-sale securities included in the Company’s condensed consolidated statement of operations. See Note 6 for additional information about fair value disclosures.

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

In November 2017, the Company and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including the Company, entered into a strategic collaboration and purchase option agreement (the “option agreement”) with a third party, CSL Limited (“CSL”), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Pursuant to the option agreement, CSL will provide research funding to Vitaeris for the development of clazakizumab and CSL received an exclusive option to acquire Vitaeris, subject to certain terms and conditions. Upon the execution of the option agreement, Vitaeris received an upfront payment of $15 million and Vitaeris will also receive future development milestone payments. If CSL exercises its purchase option, it will be required to make to Vitaeris’ shareholders, including the Company, an immediate one-time payment and thereafter certain sales-based milestone payments. The Company will continue to be eligible to receive royalties and certain other payments following an acquisition of Vitaeris by CSL. The purchase option created a written call on the Company’s shares in Vitaeris, which was determined to have a fair value of $1.7 million as of December 31, 2018 and is considered a derivative under GAAP (see Note 6). As of June 30, 2019, the fair value of the purchase option was $2.8 million. The Company recorded expense of $0.2 million and $1.1 million on its consolidated statement of operations for the three and six months ended June 30, 2019, respectively, and $1.5 million for the three and six months ended June 30, 2018 to recognize the increase in the fair value of the derivative liability. The Company will assess the fair value of the derivative at each reporting period.

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
	(in thousands)
As of June 30, 2019
Assets
Cash equivalents
Money market funds	$83,494	$—	$—	$83,494
Short-term investments
U.S. government agency obligations	—	320,933	—	320,933
Restricted cash
Time deposits	31,341	—	—	31,341
	$114,835	$320,933	$—	$435,768
Liabilities
2025 convertible senior notes	—	268,511	—	268,511
Derivative liability	—	—	2,803	2,803
	$—	$268,511	$2,803	$271,314

As of December 31, 2018
Assets
Cash equivalents
Money market funds	$85,323	$—	$—	$85,323
Short-term investments
U.S. government agency obligations	—	319,504	—	319,504
Restricted cash
Money market funds	5,000	—	—	5,000
	$90,323	$319,504	$—	$409,827
Liabilities
2025 convertible senior notes	—	230,538	—	230,538
Derivative liability	—	—	1,658	1,658
	$—	$230,538	$1,658	$232,196

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

Fair Value of Convertible Notes

The fair value of the Convertible Notes is determined based upon data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments and is included in Level 2 of the fair value hierarchy. See Note 8 for information about the determination of the carrying value of the Convertible Notes at June 30, 2019.

Fair Value of Derivative Liability

The fair value of the derivative liability related to the purchase option under which CSL could acquire the Company’s interest in Vitaeris (see Note 5) was $2.8 million as of June 30, 2019. In accordance with ASC 815, Derivatives and Hedging, the fair value of a derivative is required to be recorded on the balance sheet with any changes in fair value recorded in earnings. The determination of the fair value requires judgment based on significant inputs not observable in the market which represents a Level 3 measurement within the fair value hierarchy. If factors change and different assumptions are used, the fair value of the derivative liability and related gains or losses could be materially different in the future.

7.	Accrued Liabilities

Accrued liabilities consisted of the following for the dates indicated:

	June 30,	December 31,
	2019	2018
	(in thousands)
Loss contingency - contract manufacturing (Note 12)	$26,000	$—
Compensation and benefits	7,582	9,260
Contracted research and development	955	5,655
Professional services and other	4,294	1,307
Interest on 2025 convertible senior notes	2,995	2,995
	$41,826	$19,217

8.	2025 Convertible Senior Notes, Net

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

The debt discount and the issuance costs will be amortized to interest expense using the effective interest method over seven years, the expected life of the Convertible Notes as discussed below. The Equity Component is not remeasured as long as it continues to meet the conditions for equity classification. During the three months ended June 30, 2019 and 2018, the Company recorded $3.2 million and $2.9 million, respectively, of interest expense related to the amortization of the debt discount and issuance costs. During the six months ended June 30, 2019 and 2018, the Company recorded $6.2 million and $4.5 million, respectively, of interest expense related to the amortization of debt discount and issuance costs.

While the Convertible Notes are classified on the Company’s condensed consolidated balance sheet at June 30, 2019 as long-term, the resulting balance sheet classification of this liability will be monitored at each quarterly reporting date and will be analyzed dependent upon whether the Convertible Notes are convertible or subject to an event triggering potential redemption during the prescribed measurement periods. In the event that the holders of the Convertible Notes have the election to convert the Convertible Notes or the Convertible Notes become redeemable at any time during the prescribed measurement period, the Convertible Notes would then be considered a current obligation and classified as such.

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

The outstanding balances of the Convertible Notes as of June 30, 2019 consisted of the following:

2025 Convertible Senior Notes
(in thousands)
Liability component:
Principal	$287,500
Less: unamortized debt discount and issuance costs	(99,177)
Net carrying amount of Liability Component	$188,323

Net carrying amount of Equity Component	$106,148

The Company determined the expected life of the Convertible Notes was equal to its seven-year term and the effective interest rate on the liability component was 10.6%. As of June 30, 2019, the “if-converted value” did not exceed the remaining principal amount of the Convertible Notes. The fair value of the Convertible Notes is based on data from readily available pricing sources which utilize market observable inputs and other characteristics for similar types of instruments, and, therefore, these Convertible Notes are classified within Level 2 in the fair value hierarchy. The fair value of the Convertible Notes, which differs from their carrying value, is influenced by interest rates, the Company’s stock price and stock price volatility. The estimated fair value of the Convertible Notes as of June 30, 2019 was approximately $268.5 million.

The following table sets forth total interest expense recognized related to the Convertible Notes during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Contractual interest expense	$1,798	$1,833	$3,594	$2,995
Amortization of debt discount and issuance costs	3,177	2,855	6,219	4,544
Total interest expense	$4,975	$4,688	$9,813	$7,539

Future minimum payments including interest on the Company’s long-term debt as of June 30, 2019 were as follows:

Years ended December 31,	Future Minimum Payments
(in thousands)
2019	$3,594
2020	7,188
2021	7,188
2022	7,188
2023	7,188
2024 and thereafter	298,279
Total minimum payments	330,625
Less: interest	(43,125)
Less: unamortized discount and issuance costs	(99,177)
Less: current portion	—
2025 convertible senior notes, net	$188,323

9.	Convertible Preferred Stock

On January 7, 2018, the Company entered into a Preferred Stock Purchase Agreement (the “Purchase Agreement”) with certain institutional and other accredited investors affiliated with or managed by Redmile Group, LLC (the “Buyers”).  Under the terms of the Purchase Agreement, on January 12, 2018, the Company sold to the Buyers in a private placement 725,268 shares of Series A-1 convertible preferred stock at $137.88 per share for net proceeds of approximately $97.7 million, after deducting fees and applicable expenses of $2.3 million. The Buyers hold more than 5% of the Company’s capital stock and therefore are considered a related party of the Company. The Purchase Agreement also provided the Company with an option to sell up to $150 million of convertible preferred stock in aggregate beginning after the 90-day period following the date of the initial purchase of the convertible preferred stock. This option was classified as an asset and was determined to have immaterial fair value at inception and subsequently. The Company’s right to sell the additional $150 million of convertible preferred stock terminated upon closing of the Convertible Notes on February 1, 2018 (see Note 8) and no additional shares will be issued under the Purchase Agreement, except in the event of warrants issued and exercised as a result of a deemed liquidation event, as described further below. The terms and conditions of the convertible preferred stock are governed by the Certificate of Designation of Preferences, Rights and Limitations (the “Certificate of Designation”).

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

Dividends

The holders of the convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year. In the three months and six months ended June 30, 2019, the Company accrued an aggregate of $1.5 million and $2.8 million, respectively, in dividends on convertible preferred stock, or $1.90 and $3.58 per weighted average share of convertible preferred stock. The dividends are payable in additional shares of convertible preferred stock and/or cash at the Company’s option. In the three and six months ended June 30, 2018, the Company accrued an aggregate of $2.3 million and $3.4 million, respectively, in dividends on convertible preferred stock or $3.17 and $4.67 per weighted average share of convertible preferred stock.

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

Pursuant to applicable accounting standards, the warrant was considered a freestanding financial instrument, which is a financial liability and requires initial and subsequent measurements at fair value. The warrant was determined to have immaterial fair value initially and subsequently at June 30, 2019.

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

Supplemental balance sheet information related to leases was as follows:

June 30,
2019
(in thousands)
Assets
Long-term
Right of use assets	$4,480

Liabilities
Current operating lease liabilities	$981
Long-term operating lease liabilities	4,061
Total operating lease liabilities	$5,042

June 30,
2019
Weighted-average remaining lease term (years)	4.1
Weighted-average discount rate	10.3%

For the three months ended June 30, 2019, the Company recorded $0.3 million of operating lease cost, $0.2 million of variable lease cost, and $22,000 of short-term lease cost. For the six months ended June 30, 2019, the Company recorded $0.7 million of operating lease cost, $0.3 million of variable lease cost and $43,000 of short-term lease cost. The lease expense for the three months and six months ended June 30, 2018 was $0.5 and $1.0 million, respectively. Cash paid for amounts included in the measurement of lease liabilities for the three and six months ended June 30, 2019 was $0.2 and $0.4 million, respectively.

The table below reconciles the undiscounted cash flows to the operating lease liabilities recorded on the consolidated balance sheet as of June 30, 2019.

Years ended December 31,	(in thousands)
2019 (excluding the six months ended June 30, 2019)	$720
2020	1,477
2021	1,521
2022	1,568
2023	938
Total minimum payments	6,224
Less: amount of lease payments representing interest	(1,182)
Present value of future lease payments	5,042
Less: current lease liabilities	(981)
Noncurrent lease liabilities	$4,061

Future aggregate minimum payments under noncancelable operating leases are as follows:

Years ended December 31,	(in thousands)
2019 (six months ending December 31, 2019)	$720
2020	1,477
2021	1,521
2022	1,568
2023	938
Total minimum lease payments	$6,224

11.	Teva License Agreement

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

In February 2019, the Company terminated for breach a contract manufacturing agreement for the delivery of future services.  The vendor has disputed the termination and in April 2019 filed for arbitration. Accounting Standards Codification 450 (Contingencies) requires the Company to evaluate both the probability of a loss and whether an amount of loss can be reasonably estimated. In May 2019, the Company filed an answer, affirmative defenses and counterclaims arising from the vendor’s breach of the agreement and in June 2019, the vendor filed its answer and affirmative defenses to the Company’s counterclaims. While the Company believes it is not obligated to make any payments for future services under the agreement, including any portion of the amount accrued, the ultimate resolution of the matter could result in a loss of up to $26 million in excess of the amount accrued.

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

We are focusing our resources and development efforts principally on eptinezumab (ALD403), our solely-owned lead investigational product candidate, in order to maximize its therapeutic and commercial potential. On February 21, 2019, we submitted a Biologics License Application (BLA) to the U.S. Food and Drug Administration (FDA) for eptinezumab for the prevention of migraine. The submission follows the successful completion of our pivotal trial program for eptinezumab, consisting of PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 1 (PROMISE 1), a Phase 3 clinical trial evaluating eptinezumab for the prevention of frequent episodic migraine, and PRevention Of Migraine via Intravenous ALD403 Safety and Efficacy 2 (PROMISE 2), a Phase 3 clinical trial evaluating eptinezumab for the prevention of chronic migraine. On April 22, 2019, we announced that the FDA accepted the BLA for review. The FDA has set the Prescription Drug User Fee Act (PDUFA) target action date of February 21, 2020. We are currently building our sales, marketing and distribution infrastructure in preparation of the commercialization of eptinezumab if it receives regulatory approval. If the FDA grants approval of eptinezumab, Alder anticipates a commercial launch in the first quarter of 2020.

Migraine is a serious neurological disease affecting about 34 million people in the United States. Of that number, approximately 14 million people in the United States are candidates for a migraine prevention therapeutic. Of these candidates for migraine prevention, we estimate that there are between five million to seven million people living with episodic and chronic migraine who are the most highly impacted patients, and they typically experience eight or more migraine days per month. Epidemiologic studies suggest that approximately 27% of the candidates for migraine prevention have received preventive treatments. As a result, we believe there is a significant unmet need for new treatment and prevention options. We plan to focus our initial commercialization efforts for eptinezumab on the approximately 3,000 procedure oriented headache specialists that see the largest number of these highly impacted patients.

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
3.	Sustained: Migraine free days sustained for 3 months following a single administration
4.	Safety and tolerability profile similar to placebo and consistent with earlier eptinezumab studies

We plan to initiate a Phase 3 clinical trial evaluating eptinezumab as a treatment for acute migraine in patients who are candidates for prevention therapy in the second half of 2019. The trial will seek to leverage eptinezumab’s 100% bioavailability and rapid onset of prevention demonstrated in clinical testing, with the objective of securing an indication for the acute treatment of migraine and positioning eptinezumab as the first anti-CGRP monoclonal antibody for the treatment and prevention of migraine, if approved for these indications.

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

Our product candidate pipeline also includes ALD1910, a high specificity, high affinity neutralizing monoclonal antibody that targets pituitary adenylate cyclase-activating polypeptide (PACAP). PACAP has emerged as an important signaling molecule in the pathophysiology of migraine and represents an attractive novel target for treating migraine. New evidence indicates that PACAP may represent a unique and distinct pathway associated with migraine. Preclinical data indicate that PACAP and CGRP may have non-overlapping pharmacology with respect to migraine-associated symptoms. PACAP and its three known receptors (PAC1, VPAC1 and VPAC2) are expressed in the regions of the brain known to be associated with migraine symptomatology. By blocking the ligand, ALD1910 prevents the signaling of PACAP by all three receptors, since they are all associated with migraine symptoms.

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

In May 2016, we licensed the exclusive worldwide rights for clazakizumab, another product candidate internally developed by Alder, to Vitaeris, Inc., or Vitaeris, based in Vancouver, British Columbia, Canada. Clazakizumab was designed to block the pro-inflammatory cytokine IL-6. In November 2017, Alder and Vitaeris amended the license agreement for clazakizumab and Vitaeris and its shareholders, including Alder, entered into a strategic collaboration and purchase option agreement with a third party, CSL Limited (CSL), an Australian entity, to expedite the development of clazakizumab as a therapeutic option for solid organ transplant rejection.  Prior to the license to Vitaeris, clazakizumab completed two positive Phase 2b clinical trials establishing proof-of-concept in patients with rheumatoid arthritis.

Recent Developments

Eptinezumab Data Presentations at the 71st American Academy of Neurology Annual Meeting

In May 2019, we presented data at the 71st American Academy of Neurology (AAN) annual meeting in Philadelphia, PA, that demonstrated consistency of early migraine prevention benefit of eptinezumab across four clinical trials. Across the Phase 2 and Phase 3 clinical trials, it was observed that eptinezumab, facilitated by its 100% bioavailability at the end of infusion, showed a rapid onset of migraine prevention. The rapid response observed on both Day 1 and through Month 1 in PROMISE 1 and PROMISE 2 was also sustained through the first quarter following a single eptinezumab infusion, and was maintained or further increased through subsequent infusions. Highlights from the data include:

•

Episodic Migraine (PROMISE 1): 52.3% reduction in the percentage of patients with a migraine on Day 1 in those treated with 100mg eptinezumab and 54.9% in those treated with 300mg eptinezumab compared to 24.5% for placebo

•

Chronic Migraine (PROMISE 2): 50.3% reduction in the percentage of patients with a migraine on Day 1 in those treated with 100mg eptinezumab and 51.6% in those treated with 300mg eptinezumab compared to 27.1% for placebo

We also showed new analysis of patient-reported outcomes data from the PROMISE 2 Phase 3 clinical trial of eptinezumab for the prevention of chronic migraine that showed improvements in most bothersome migraine symptoms and patients’ global impression of change in their migraine status by Month 1 after treatment, with improvements sustained or increased through the first and second quarterly infusion. The analysis evaluated the impact of 100mg and 300mg doses of eptinezumab vs. placebo on measures of patient-reported most bothersome symptom (MBS) as well as patients’ global impression of change (PGIC) in their overall migraine status. This study represents the first-time patient-reported MBS data has been reported in a chronic migraine prevention study. Highlights from the data analysis include:

•	At Month 1 after treatment:
•

45% of patients treated with 100mg of eptinezumab and 57% of patients treated with 300mg of eptinezumab indicated their MBS was much improved or very much improved vs. 29% of patients receiving placebo

•

45% of patients treated with 100mg of eptinezumab and 59% of patients treated with 300mg of eptinezumab indicated their PGIC was much improved or very much improved vs. 32% of patients receiving placebo

•	At Month 6, three months after the second quarterly infusion:
•

57% of patients treated with 100mg of eptinezumab and 57% of patients treated with 300mg of eptinezumab indicated their MBS was much improved or very much improved vs. 42% of patients receiving placebo

•

60% of patients treated with 100mg of eptinezumab and 60% of patients treated with 300mg of eptinezumab indicated their PGIC was much improved or very much improved vs. 41% of patients receiving placebo

•

Eptinezumab’s effect on a patient’s MBS was highly correlated with the patient’s impression of improvement in their overall migraine disease. The correlation was greater than what is observed with more standard measures such as mean monthly migraine days.

Eptinezumab Data Presentations at the American Headache Society 61st Annual Scientific Meeting

In July 2019, we presented new analyses of efficacy and quality of life data from our PROMISE 1 and PROMISE 2 Phase 3 clinical trials for eptinezumab at the American Headache Society’s (AHS) 61st Annual Scientific Meeting in Philadelphia, PA. At the meeting, fourteen poster presentations related to eptinezumab’s safety and efficacy of response in migraine prevention were shared, including an analysis of 100% response rates for patients with episodic or chronic migraine who were treated with eptinezumab in the PROMISE 1 and PROMISE 2 Phase 3 clinical trials. At the AHS meeting, we also presented a visual representation of eptinezumab that demonstrated the understanding of how the molecule was designed to interact with high specificity and strong binding to the CGRP ligand, which may contribute to the rapid onset of efficacy and sustained prevention observed in the clinical trials. Other key posters presented at the meeting include additional quality of life data showing early and sustained improvements in the HIT-6 impact rating total score in patients with chronic migraine in the PROMISE 2 trial, as well as data from the open-label Phase 3 trial showing reduction of migraine disability for patients with chronic migraine treated with eptinezumab.

The 100% responder rate analyses evaluated the efficacy of eptinezumab in terms of the number of months a patient experienced no migraine days, i.e., the number of migraine-free months, during the one-year study period in the PROMISE 1 trial (four doses of eptinezumab, one every 12 weeks) and the six-month study period in the PROMISE 2 trial (two doses of eptinezumab, one every 12 weeks). At baseline, patients enrolled in PROMISE 1 were experiencing 8.6 mean monthly migraine days per month and patients in PROMISE 2 were experiencing 16.1 mean monthly migraine days per month. Post-hoc analyses were conducted that quantified the number of patients who experienced no migraine days during each month (i.e., a consecutive 28-day period) in the trial study period. Highlights from the data analysis include:

•	PROMISE 1
•

18.1% of episodic migraine patients treated with 100mg of eptinezumab and 25.2% of those treated with 300mg of eptinezumab experienced no migraine days for at least half of the study period (≥six months) compared with 12.6% of placebo-treated patients

•

63.3% of episodic migraine patients treated with 100mg of eptinezumab and 64.4% of those treated with 300mg achieved at least one migraine-free month (over the entire one-year study period) compared to 47.7% of those on placebo

•	PROMISE 2
•

14.0% of chronic migraine patients treated with 100mg of eptinezumab and 19.1% of those treated with 300mg of eptinezumab experienced no migraine days for at least half of the study period (≥three months) compared with 4.9% of placebo-treated patients

•

34.6 % of chronic migraine patients treated with 100mg of eptinezumab and 39.7% of those treated with 300mg achieved at least one migraine-free month (over the entire six-month study period) compared to 22.4% of those on placebo

•	About twice as many patients with chronic migraine were 100% responders with eptinezumab than with placebo during any given month of the trial

A second post-hoc analysis examined eptinezumab’s efficacy in reducing migraine severity, which is a significant contributor to reduced quality of life and increased burden of disease. In the PROMISE 2 trial for chronic migraine, impact scores as measured by the Headache Impact Test (HIT-6) were significantly elevated at baseline. The analysis, conducted within PROMISE 2, evaluated the efficacy and related functional and health-related quality of life outcomes of eptinezumab in those patients enrolled in the trial who, during a screening, reported very often or always experiencing severe headaches (64.7%) per HIT-6. Efficacy endpoints that were evaluated included: change from baseline in HIT-6 total score and frequency of severe pain during headaches, as well as change from baseline in the 36-item Short-Form Health Survey (SF-36), which is a general measure of health-related quality of life. Highlights from this data analysis include:

•

Over half of eptinezumab-treated patients experienced ≥one-category decrease in the frequency of severe headaches by Month 1, compared to 43.7% for placebo. The decrease for patients treated with eptinezumab or placebo remained relatively consistent through the six-month study period.

•

Eptinezumab treatment resulted in clinically meaningful improvements in HIT-6 scores as early as Month 1 after treatment, which were maintained or further improved throughout the six-month study period, compared to placebo, which did not achieve a clinically meaningful improvement until Month 6. In addition, eptinezumab treatment resulted in clinically meaningful improvements greater than placebo in SF-36 scores as early as Month 1 after treatment and through the six-month study period.

Financial Operations Overview

Revenues

We did not recognize any revenue for the three and six months ended June 30, 2019. We have not generated any revenues from the sale of products. In the future, we may generate revenues from product sales and from collaboration agreements in the form of license fees, milestone payments, reimbursements for clinical supply and development costs and royalties on product sales. We expect that any revenues we generate will fluctuate from quarter to quarter as a result of the uncertain timing and amount of such payments and sales.

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

Pharmaceutical operations

Research and development expenses incurred related to manufacturing preclinical study and clinical trial materials, including scale-up process development and quality control activities, and related to the ramp up of our manufacturing activities in preparation for commercial drug supply.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, business development, intellectual property, finance, human resources, marketing and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for marketing, auditing, tax and legal services. We expect our general and administrative costs will continue to rise in 2019 as we increase our headcount and expand our support staffing, build commercial infrastructure including information technology systems, and other activities to further our growth and prepare for the potential commercial launch of eptinezumab.

Other Income (Expense)

Other income (expense) consists primarily of interest income, interest expense on the 2.5% Convertible Senior Notes due 2025, or the Convertible Notes, and the change in fair value of the derivative liability. We anticipate other expenses to increase due to interest expense on the Convertible Notes.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

Revenue

We did not recognize any revenue for the three and six months ended June 30, 2019 and 2018.

Research and Development Expenses

Research and development expenses incurred in the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2019	2018	% change	2019	2018	% change
	(dollars in thousands)			(dollars in thousands)
External costs:
Eptinezumab	$8,701	$31,785	(73%)	$54,757	$84,902	(36%)
ALD1910	1,025	618	66%	2,041	3,985	(49%)
Unallocated internal costs:
Preclinical discovery and development	5,089	4,955	3%	10,862	9,831	10%
Pharmaceutical operations	9,203	7,059	30%	16,975	13,762	23%
Clinical development	10,107	8,401	20%	19,079	14,386	33%
Total research and development expenses	$34,125	$52,818	(35%)	$103,714	$126,866	(18%)

Research and development expenses decreased by $18.7 million, or 35%, for the three months ended June 30, 2019 compared to the same period in 2018. During the three months ended June 30, 2019, external costs for eptinezumab decreased by $23.1 million, or 73%, due primarily to a reduction of $20.5 million in manufacturing process development costs and a decrease of $2.1 million in clinical trial expenses resulting from the completion of several of our clinical trials. We expect our manufacturing costs to increase in subsequent quarters in preparation for commercial supply. Unallocated internal costs increased by $4.0 million primarily due to an increase of $3.2 million in compensation to support our commercial development.

Research and development expenses decreased by $23.2 million, or 18%, for the six months ended June 30, 2019 compared to the same period in 2018. During the six months ended June 30, 2019, external costs for eptinezumab decreased by $30.1 million, or 36%. The level of spending for eptinezumab decreased primarily due to the $25 million initial payment to Teva GmbH (“Teva”) under our settlement and license agreement in January 2018 and a decrease of $16.4 million in clinical trial expenses resulting from the completion of several of our clinical trials, offset by an increase of $11.6 million related to manufacturing costs. The increase in manufacturing costs was driven by timing of expenses, which can fluctuate from quarter to quarter. We expect our manufacturing costs to increase in subsequent quarters in preparation for commercial supply. External costs incurred for ALD1910 decreased by $1.9 million, or 49%, due to timing of expenses. We expect the cost of ALD1910 to increase as the program continues preclinical development. Unallocated internal costs increased by $8.9 million primarily due to an increase of $5.2 million of compensation expenses and $2.9 million in professional fees to support our ongoing commercial development.

General and Administrative Expenses

General and administrative expenses grew by $9.7 million, or 82%, for the three months ended June 30, 2019 compared to the same period in 2018. The increase was primarily related to increases of $3.9 million in compensation expense, $4.5 million in general services and $1.3 million in professional fees related to activities to support commercial readiness.

General and administrative expenses increased by $42.7 million, or 182%, for the six months ended June 30, 2019 compared to the same period in 2018. The increase was primarily attributable to a provision for a loss contingency of $26 million, as discussed in Notes 7 and 12 to our condensed consolidated financial statements, as well as increases of $3.4 million in compensation expense, $11.2 million in general service fees and $2.1 million in professional fees related to activities to support commercial readiness.

Interest Income

Interest income for the three months ended June 30, 2019 and 2018 was relatively flat. For the six months ended June 30, 2019, interest income increased by $0.3 million compared to the same period in 2018, primarily due to higher interest rates earned on cash, cash equivalents, investments and restricted cash.

Interest Expense

Interest expense for the three months ended June 30, 2019 increased by $0.3 million compared to the same period in 2018 due principally to an increase in accretion of debt discount related to our convertible notes issued in February 2018. Interest expense for the six months ended June 30, 2019 increased by $2.3 million compared to the six months ended June 30, 2018, reflecting the fact that the convertible notes were outstanding for the full six months in 2019 compared to being outstanding for less than five months in the same period in 2018.

Change in Fair Value of Derivative Liability

The derivative liability is related to the purchase option agreement with CSL Limited (“CSL”) under which CSL could purchase our interest in Vitaeris (see Notes 5 and 6 to our condensed consolidated financial statements.) We recognized $0.2 million and $1.5 million in the change in fair value of the derivative liability for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $1.5 million for the six months ended June 30, 2019 and 2018, respectively.

Equity in Net Loss of Unconsolidated Entity

The equity in net loss of unconsolidated entity relates to our investment in Vitaeris. We record our share of any loss or income generated by Vitaeris under the equity method of accounting on a three-month lag. Beginning in the first quarter of 2018, our share of Vitaeris’ net losses exceeded the carrying value of our investment, and we suspended recognizing additional losses. For the three months ended June 30, 2019 and 2018, we did not recognize any equity in net loss of unconsolidated entity. For the six months ended June 30, 2019 and 2018, we recognized $0 and $0.2 million of equity in net loss of unconsolidated entity, respectively.

Deemed Dividend on Convertible Preferred Stock Attributable to Accretion of Beneficial Conversion Feature

In January 2018, we completed a private placement of 725,268 shares of convertible preferred stock with certain institutional and other accredited investors. The deemed dividend of $29.5 million in the three months ended March 31, 2018 related to the accretion of the beneficial conversion feature, which was the difference between the effective conversion price and the fair value of our common stock, calculated by using the closing trading price on the closing date of the offering, multiplied by the number of shares of common stock into which the preferred stock was initially convertible.

Dividends on Convertible Preferred Stock

Holders of our convertible preferred stock are entitled to receive cumulative dividends at a rate of 5% per annum payable semi-annually in arrears on June 30 and December 31 of each year, and may be paid in additional shares of convertible preferred stock and/or cash at our option and as permitted by the Certificate of Designation of Preferences, Rights and Limitations.

We recorded $1.5 million and $2.3 million in dividends on preferred stock for the three months ended June 30, 2019 and 2018, respectively, and $2.8 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Due to our significant research and development expenditures, we have generated significant operating losses from inception and we expect to incur significant operating losses in the future. We have funded our operations primarily through sales of our equity securities, debt securities and payments from our former collaboration partners.

As of June 30, 2019, we had an accumulated deficit of $1.1 billion and cash, cash equivalents and investments of $409.3 million, consisting of cash, money market funds and U.S. government agency obligations, and restricted cash of $31.3 million. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

We are focusing our resources and development efforts principally on eptinezumab in order to maximize its therapeutic and commercial potential. We believe that our available cash, cash equivalents, investments and restricted cash as of June 30, 2019 will be sufficient to meet our projected operating requirements through the anticipated launch of eptinezumab and into the latter part of 2020. These operating requirements consist principally of expenditures related to the establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates. We expect to finance future cash needs through equity financings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing and distribution arrangements, but there are no assurances that we will be able to raise sufficient amounts of funding in the future on acceptable terms, or at all. In January 2019, we entered into an equity distribution agreement to commence an “at-the-market” offering program, or the ATM program, under which we are permitted to offer and sell, from time to time, shares of our common stock having a maximum aggregate offering price of up to $100 million. As of the date of this filing, we have not raised any funds through the ATM program. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates and the extent to which we may enter into additional collaborations with third parties to participate in their development and commercialization, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials or with commercialization of our product candidates. Our future funding requirements will depend on many factors, as we:

•	continue to prioritize the advancing clinical development of eptinezumab for the prevention of migraine;
•	leverage the commercial potential of eptinezumab by commercializing it for the prevention of migraine in the United States, if approved by the FDA;
•	advance the ALD1910 program;
•

further build our sales, marketing and distribution infrastructure and scale-up manufacturing capabilities to commercialize eptinezumab or any of our future product candidates if they receive regulatory approval;

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

Historical Cash Flow Trends

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(133,874)	$(126,526)
Net cash provided by (used in) investing activities	229	(211,124)
Net cash provided by financing activities	160,499	376,508

Cash Used in Operating Activities

Net cash used in operating activities includes net loss, adjusted for non-cash charges and changes in the components of working capital. Net cash used in operating activities was $133.9 million in the six months ended June 30, 2019, compared to $126.5 million during the same period in 2018. Although there were increases of $20.9 million in net loss and $16.2 million in the change in accounts payable and prepaid and other assets during the first six months of 2019, these were offset by a decrease in the change in accrued liabilities of $24.7 million and non-cash adjustments, including an increase in stock-based compensation of $4.8 million and accretion of discount on convertible notes of $1.7 million.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $0.2 million in the six months ended June 30, 2019 compared to net cash used in investing activities of $211.1 million during the same period in 2018. The decrease in net cash used by investing activities was primarily due to lower purchases of investments, offset by lower proceeds from maturities and sales of investments. Purchases of equipment increased by $0.8 million in the six months ended June 30, 2019 compared to the same period in 2018.

Cash Provided by Financing Activities

Net cash provided by financing activities was $160.5 million in the six months ended June 30, 2019, including $159.1 million of net proceeds from our March 2019 public offering and $1.4 million from stock option exercises.

Net cash provided by financing activities of $376.5 million in the six months ended June 30, 2018 was due to the January 2018 issuance of convertible preferred stock and the February 2018 issuance of Convertible Notes in which we received proceeds of $97.7 million and $277.7 million, respectively, net of offering costs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2019.

Contractual Obligations

Our contractual obligations as of June 30, 2019 were as follows:

	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Convertible debt obligation(1)	$330,625	$7,188	$7,188	$7,188	$7,188	$7,188	$294,685
Operating leases(2)	6,225	1,456	1,499	1,544	1,591	135	—
License agreements(3)	595	60	60	60	60	60	295
Purchase obligations(4)	13,131	12,982	149	—	—	—	—
Contract manufacturing obligations(5)	32,880	32,608	153	119	—	—	—
Total contractual obligations	$383,456	$54,294	$9,049	$8,911	$8,839	$7,383	$294,980

(1)	Represents future minimum payments of interest and principal under the Convertible Notes.
(2)

Represents future minimum lease payments under our non-cancelable facility leases. The minimum lease payments above do not include any related common area maintenance charges or real estate taxes. $5.0 million of these future payments are recorded as a lease liability in our condensed consolidated balance sheets as of June 30, 2019.

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

Under our settlement and license agreement with Teva, we are obligated to make: (i) a payment of $25 million upon the approval of a BLA for eptinezumab by the FDA or upon an earlier equivalent filing with a regulatory authority elsewhere in the license territory in which any Teva GmbH licensed patents exist; (ii) payments of $75 million at each of two sales-related milestones (at $1 billion and $2 billion in annual sales); and (iii) certain royalty payments on net sales at rates from 5% to 7% following the commercial launch of eptinezumab.

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

On January 1, 2019, we adopted ASU-2016-02, Leases and ASU 2018-07, Compensation-Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting. For a discussion of our accounting policies, please see Note 2 to our condensed consolidated financial statements, which are included in this report. There have been no other significant and material changes in our critical accounting policies during the six months ended June 30, 2019, as compared to those disclosed in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Significant Judgments and Estimates” in our 2018 Form 10-K. We believe that the accounting policies discussed in our 2018 Form 10-K are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, please see Note 2 to our condensed consolidated financial statements, which are included in this report.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve our capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. As of June 30, 2019, we had cash, cash equivalents, investments and restricted cash of $440.7 million consisting of cash, money market funds, and U.S. government agency obligations. A portion of our investments may be subject to interest rate risk and could fall in value if market interest rates increase. We have estimated the effect on our investment portfolio of a hypothetical increase in interest rates by one percent to be a reduction of $0.9 million in the fair value of our investments as of June 30, 2019. In addition, a hypothetical decrease of 10% in the effective yield of our investments would reduce our expected investment income by approximately $0.8 million over the next twelve months based on our investment balance at June 30, 2019.

Foreign Currency Risk

We contract for the conduct of certain clinical development activities with vendors in Australia and we contract for the conduct of manufacturing activities in the United Kingdom, Switzerland and Austria. Our foreign subsidiaries in Australia and Ireland also maintain bank accounts in their local currencies which are Australian dollars and Euros. We are subject to exposure due to fluctuations in foreign exchange rates in connection with these currencies. We manage a portion of these cash flow exposures through our bank accounts in which we hold foreign currencies. Our holdings in foreign currencies are marked to market at the end of each period and any net change is recorded as gains or losses in the condensed consolidated statements of operations. As of June 30, 2019, we held the U.S. dollar equivalent of approximately $1.1 million in foreign currencies. A hypothetical 10% change in the exchange rate between the U.S. dollar and Swiss francs, Australian dollars, and Euros from the June 30, 2019 rate would have increased / decreased our total unrealized foreign currency loss on our holdings by approximately $0.1 million. We generally transfer funds to our Australian subsidiary and our Irish subsidiary to fund operating needs within 30 days of disbursement and these cash balances are also subject to exposure due to fluctuations in exchange rates. Our net foreign currency loss was immaterial in the three and six month periods ended June 30, 2019 and 2018.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2019, we terminated a Development and Manufacturing Services Agreement, dated February 26, 2016, as amended (DMSA), with Lonza Ltd. (Lonza), based on material breaches of that agreement by Lonza. On April 19, 2019, Lonza filed a Statement of Claim and Demand for Arbitration with the American Arbitration Association (AAA) in New York, NY, in which Lonza asserted claims for breach of contract and declaratory judgment arising from the termination. Lonza disputed the material breaches asserted by us, denied that we are entitled to terminate the DMSA without further payment, and is seeking monetary damages representing Lonza’s calculation of the fee due upon termination for convenience. See Note 7 – Accrued Liabilities and Note 12 – Loss Contingency of our condensed consolidated financial statements regarding our accounting treatment and estimated range of losses. On May 28, 2019, we filed an Answer, Affirmative Defenses, and Counterclaims with the AAA to Lonza’s Statement of Claim and Demand for Arbitration, in which we disputed Lonza’s claims and asserted counterclaims arising from Lonza’s breach of the DMSA. On June 28, 2019, Lonza filed with the AAA its Answer and Affirmative Defenses to our Counterclaims. We believe our Counterclaims are meritorious and Lonza’s claims are without merit.

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

We are a clinical-stage biopharmaceutical company. We do not currently have any products approved for sale, and we continue to incur significant research and development and general and administrative expenses. We have incurred significant operating losses in the past and expect to incur substantial and increasing losses for the foreseeable future. For the six months ended June 30, 2019, our net loss applicable to common stockholders was $179.1 million, and as of June 30, 2019, we had an accumulated deficit of $1.1 billion.

To date, we have devoted substantially all of our efforts to research and development, including clinical trials, and we have not commercialized any product candidates. We anticipate that our expenses will increase as we:

•	seek regulatory approval for eptinezumab;

•	manufacture eptinezumab at commercial scale;

•	further build our sales, marketing, medical affairs and distribution infrastructure for eptinezumab;

•	enhance operational, financial and information management systems and hire additional personnel, including personnel to support our commercialization efforts for eptinezumab;

•	undertake additional clinical trials for eptinezumab; and

•	continue the research and development of, and undertake any of the foregoing activities for, ALD1910 and our other product candidates.

To be profitable in the future, we and any of our future collaborators must succeed in developing and eventually commercializing products with significant market potential. This will require success in a range of activities, including advancing product candidates, completing clinical trials of product candidates, obtaining regulatory approval and reimbursement coverage for these product candidates and manufacturing, marketing and selling those products for which regulatory approval is obtained. We are only in the preliminary stages of some of these activities. We and any of our future collaborators may not succeed in these activities and may never generate revenues that are sufficient for us to be profitable in the future.

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

Because of the numerous risks and uncertainties associated with biologic product development, we are unable to predict the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. In addition, our expenses could increase beyond expectations if we are required by the FDA, or foreign regulatory agencies, to perform studies and trials in addition to those that we currently anticipate, or if there are any delays in our or any of our future collaborators’ clinical trials or the development of any of our product candidates. If one or more of the product candidates that we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing such product candidates.

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

As of June 30, 2019, we had $409.3 million in cash, cash equivalents and investments, and $31.3 million in restricted cash. We believe that our available cash, cash equivalents, investments and restricted cash as of June 30, 2019 will be sufficient to meet our projected operating requirements through the anticipated launch of eptinezumab and into the latter part of 2020. These operating requirements consist principally of expenditures related to the establishment of the eptinezumab commercial drug supply chain, continued build-out of our commercial organization (e.g., marketing, sales, medical affairs, payor access, information technology) and pre-launch market readiness activities. We have based our estimate on the timing for our projected expenditures on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We will need additional funding to execute or sustain the commercial launch of eptinezumab. Furthermore, our operating plans may change, and we may need additional funds to meet operational needs and capital requirements for product development and commercialization of eptinezumab sooner than planned. We will also need to obtain substantial additional sources of funding to develop and commercialize ALD1910 and our other product candidates.

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

We are currently building our sales, marketing and distribution infrastructure in preparation of the commercialization of eptinezumab if it receives regulatory approval. Assuming regulatory approval of eptinezumab, we plan to focus our initial commercialization efforts on high-prescribing neurologists and headache centers in the United States employing a specialty sales force that we plan to establish. To maximize the potential commercial opportunity of eptinezumab while we focus on the U.S. specialty market, we may explore strategic arrangements outside of the U.S. that provide additional capabilities and infrastructure while improving access for physicians and patients.

Recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we do not have another product to sell in the same specialty market. If we do not establish sales and marketing capabilities or the supporting corporate infrastructure successfully, we will not be successful in commercializing eptinezumab or any other product candidates.

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

Risks Related to Government Regulation

The regulatory approval process is expensive, time-consuming and uncertain and may prevent us or any of our future collaboration partners from obtaining approvals for the commercialization of some or all of our product candidates.

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

European Union (“EU”) member states, Switzerland and other countries have adopted data protection laws and regulations, which impose significant compliance obligations. For example, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is governed by the EU General Data Protection Regulation, or the GDPR, which became effective in May 2018. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the U.S., provides an enforcement authority and imposes large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR increases our responsibility and liability in relation to personal data that we process, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business. In addition, new regulation or legislative actions regarding data privacy and security (together with applicable industry standards) may increase our costs of doing business. In this regard, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the EU and other jurisdictions, such as the California Consumer Privacy Act of 2018, which has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States, and we cannot determine the impact such future laws, regulations and standards may have on our business.

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

Over the next several years, if any of our product candidates receive marketing approval, we expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, sales and marketing and other functional areas, including finance, accounting and legal. For example, pending the approval of eptinezumab, we have already started to build a specialty sales force targeting high-prescribing neurologists and headache centers in the United States in preparation for potential commercialization. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our internal computer systems, or those of our CROs or other contractors or consultants, may fail or suffer cybersecurity attacks, security breaches, which could result in a material disruption of our drug development programs.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from cybersecurity attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed or ongoing clinical trials for any of our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

Risks Related to Ownership of our Securities

Our operating results may fluctuate significantly, which make our future operating results difficult to predict and could cause our operating results to fall below expectations or our guidance.

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

A substantial number of shares of our common stock is reserved for issuance upon conversion of shares of our convertible preferred stock and the Convertible Notes.  In addition, as of June 30, 2019, we had options and restricted stock awards outstanding that, if fully exercised or vested, as applicable, would result in the issuance of 13,558,008 shares of common stock. As of June 30, 2019, there were also 1,229,170 shares of common stock reserved for issuance under our 2014 Equity Incentive Plan and 2,293,113 shares of common stock reserved for issuance under our 2014 Employee Stock Purchase Plan. The authorized number of shares under both such benefit plans are subject to automatic annual increases in the number of shares of common stock reserved for future issuance on January 1 of each year through 2024. As of June 30, 2019, there were 1,655,000 shares of common stock reserved for issuance under our 2018 Inducement Award Plan. All of the shares of common stock issuable pursuant to our equity compensation plans have been or will be registered for public resale under the Securities Act of 1933, as amended, or the Securities Act. Accordingly, these shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements and the restrictions of Rule 144 under the Securities Act in the case of our affiliates.

The existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.

Moreover, as of June 30, 2019, holders of an aggregate of up to approximately 3.7 million of our common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

In addition, in connection with our January 2018 issuance of convertible preferred stock to Redmile, we entered into a registration rights agreement with Redmile. Under the registration rights agreement, we filed a prospectus supplement under our current registration statement on Form S-3 (SEC File No. 333-216199), and are required to file, if needed, one or more additional registration statements, as permissible and necessary, for the resale of the shares of our common stock issued or issuable upon conversion of the convertible preferred stock and a warrant to purchase an aggregate of 75,000 shares of convertible preferred stock that we may be required to issue to Redmile. In addition, in connection with our March 2019 private placement of common stock, we entered into a registration rights agreement with Redmile. Under the registration rights agreement, we agreed to register for resale under the Securities Act of 1933, as amended, or the Securities Act, the shares of our common stock issued to Redmile in such private placement. On May 2, 2019, we filed a resale prospectus supplement for the Redmile to sell up to 2,093,980 shares of our common stock, including 1,739,130 shares of common stock and 354,850 shares of common stock issuable upon conversion of the outstanding shares of Class A-1 Preferred Stock issued as dividends.

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

As a public company, we are incurring significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and rules subsequently implemented by the SEC and Nasdaq impose numerous requirements on public companies, including requiring changes in corporate governance practices. Also, the Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. Our management and other personnel need to devote a substantial amount of time to compliance with these laws and regulations. These burdens may increase as new legislation is passed and implemented, including any new requirements that the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may impose on public companies. These requirements have increased and will continue to increase our legal, accounting, and financial compliance costs and have made and will continue to make some activities more time-consuming and costly. We expect these rules and regulations may make it difficult and expensive for us to obtain director and officer liability insurance, and in the future, we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or our board committees or as executive officers.

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

Item 6.	Exhibits
Exhibit Number	Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Alder BioPharmaceuticals, Inc.	8-K	001-36431	3.1	May 13, 2014
3.2	Amended and Restated Bylaws of Alder BioPharmaceuticals, Inc.	S-1	333-194672	3.5	April 25, 2014
3.3	Certificate of Designation of Preferences, Rights and Limitations of Class A-1 Convertible Preferred Stock of Alder BioPharmaceuticals, dated January 12, 2018.	8-K	001-36431	3.1	January 19, 2018
4.1	Amended and Restated Investors’ Rights Agreement, dated as of April 16, 2012, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.1	March 19, 2014
4.2	Amendment No. 1 to Amended and Restated Investors’ Rights Agreement, dated as of April 7, 2014, by and among Alder BioPharmaceuticals, Inc. and certain of its stockholders.	S-1	333-194672	4.2	April 25, 2014
4.3	Form of Common Stock Certificate.	S-1	333-201201	4.3	December 22, 2014
4.4	Registration Rights Agreement by and between Alder BioPharmaceuticals, Inc. and the buyers listed on the Schedule of Buyers thereto, dated January 12, 2018.	8-K	001-36431	4.1	January 19, 2018
4.5	Base Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee.	8-K	001-36431	4.1	February 1, 2018
4.6	First Supplemental Indenture, dated February 1, 2018, between the Company and U.S. Bank National Association, as Trustee (including the form of 2.50% convertible senior notes due 2025).	8-K	001-36431	4.2	February 1, 2018
4.7	Registration Rights Agreement by and between Alder BioPharmaceuticals, Inc. and the buyers listed on the Schedule of Buyers thereto, dated March 4, 2019.	8-K	001-36431	4.1	March 5, 2019
10.1+	2018 Inducement Award Plan, as Amended and Restated.					X
10.2+	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for the 2018 Inducement Award Plan.					X
10.3+	Form of Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan (for Annual Grants).					X
10.4+	Form of Stock Option Grant Notice and Option Agreement for the 2014 Equity Incentive Plan (for Initial Grants).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).					X
32.1*

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						X
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH**	XBRL Taxonomy Extension Schema Document.					X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL.					X
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

**

Attached as Exhibit 101 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

Alder BioPharmaceuticals, Inc.
Date: August 6, 2019	By:	/s/ Robert W. Azelby
Robert W. Azelby
President and Chief Executive Officer
(Principal Executive Officer)

Alder BioPharmaceuticals, Inc.
Date: August 6, 2019	By:	/s/ Carlos E. Campoy
Carlos E. Campoy
Chief Financial Officer
(Principal Financial Officer)